Form 10QSB
period 1995-09-30
BERES INDUSTRIES INC
filed 1995-12-04
CIK 790710

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended September 30, 1995.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transaction period from            to

                       Commission File No.  0-14840

                          BERES INDUSTRIES, INC.

              (Name of Small Business Issuer in its Charter)


         New Jersey                                22-1661772

 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

                         1785 Swarthmore Avenue
                       Lakewood, New Jersey  08701

                 (Address of Principal Executive Offices)

Registrant's telephone number, including area code (908) 367-5700


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   X   No                   (2)  Yes       No




State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:
                      12,412,000 - September 30, 1995

                          Beres Industries, Inc.

                            September 30, 1995
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1995 and
          March 31, 1995

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1995 and 1994 and the Six
          Months Ended September 30, 1995 and 1994

          Consolidated Statement of Changes in Stockholders'
          Equity for the Six Months Ended September 30, 1995

          Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Material
          Changes in Financial Condition and
          Results of Operations


Part II:  Other Information

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        9/30/95       3/31/95
                                      (Unaudited)     (Note 1)
              ASSETS

Current Assets
   Cash and Equivalents             $   249,000    $   454,000
   Cash - Restricted                    261,000        254,000
   Accounts Receivable - Trade:
      Less Allowance for Doubtful
      Accounts of $249,000 at Each
      Date                              650,000        611,000
   Note Receivable - Trade               21,000            -0-
   Costs in Excess of Billings on
      Uncompleted Contracts              11,000         12,000
   Inventories - Raw Materials          126,000        128,000
               - Work in Process         21,000         15,000
               - Finished Goods         185,000        219,000
   Prepaid Expenses and Other
      Current Assets                     52,000         21,000

      Total Current Assets            1,576,000      1,714,000

Property, Plant and Equipment - Less
   Accumulated Depreciation of
   $5,219,000 and $5,091,000,
   Respectively                       1,721,000      1,784,000

Other Assets
   Note Receivable - Trade               24,000            -0-
   Deposits and Other Assets             58,000         61,000

      Total Other Assets                 82,000         61,000

TOTAL ASSETS                        $ 3,379,000    $ 3,559,000














              See Accompanying Notes to Financial Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                        9/30/95       3/31/95
                                      (Unaudited)     (Note 1)

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current Maturities of Long-Term
      Debt                          $ 1,297,000    $ 1,352,000
   Accounts Payable - Trade             291,000        302,000
   Billings in Excess of Costs on
      Uncompleted Contracts              45,000          5,000
   Accrued Expenses and Other Current
      Liabilities                       130,000        142,000

      Total Current Liabilities       1,763,000      1,801,000

Long-Term Debt - Less Current
   Maturities                            36,000         56,000

Stockholders' Equity
   Common Stock - Par Value $.02 Per
      Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                248,000        248,000
   Capital in Excess of Par Value     3,445,000      3,445,000
   Retained Deficit                  (1,943,000)    (1,821,000)
                                      1,750,000      1,872,000
   Less:  Amounts Due on Sale of
             Common Stock               170,000        170,000

      Total Stockholders' Equity      1,580,000      1,702,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                           $ 3,379,000    $ 3,559,000











              See Accompanying Notes to Financial Statements

                              Part I - Item I

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months         Three Months
                                Ended               Ended
                         September 30, 1995    September 30, 1994

Revenues
  Contract Revenue and Net Sales $    915,000       $  1,129,000

     Total Revenues                   915,000          1,129,000

Operating Expenses
  Contract Costs and Cost of
    Goods Sold                        766,000          1,092,000
  Selling, General and
    Administrative                    191,000            177,000

    Total Operating Expenses          957,000          1,269,000

Operating Loss                        (42,000)         (140,000)

Other Income (Expenses)

   Interest and Other Income           15,000            14,000
   Interest Expense                   (31,000)          (33,000)

      Total Other (Expenses)          (16,000)          (19,000)

Net Loss                          $   (58,000)        $(159,000)


Weighted Average Number of Shares
  Outstanding                      12,412,000         12,412,000

Net Loss Per Common Share
  Outstanding                     $    (0.005)       $    (0.013)












       Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item I

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                              Six Months          Six Months
                                Ended               Ended
                         September 30, 1995    September 30, 1994

Revenues
  Contract Revenue and Net Sales $  1,806,000        $ 2,302,000

     Total Revenues                 1,806,000          2,302,000

Operating Expenses
  Contract Costs and Cost of
    Goods Sold                      1,512,000          2,152,000
  Selling, General and
    Administrative                    388,000            363,000

    Total Operating Expenses        1,900,000          2,515,000

Operating Loss                        (94,000)          (213,000)

Other Income (Expenses)

   Interest and Other Income           30,000             35,000
   Interest Expense                   (58,000)           (66,000)

      Total Other (Expenses)          (28,000)           (31,000)

Net Loss                          $  (122,000)      $   (244,000)


Weighted Average Number of Shares
  Outstanding                      12,412,000         12,412,000

Net Loss Per Common Share
  Outstanding                     $    (0.010)       $    (0.020)












    Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995

                        Common Stock     Capital in
                                         Excess of     Retained
                     Shares   Par Value  Par Value     Deficit

Balances -
   April 1, 1995  12,412,000  $248,000  $3,445,000  $(1,821,000)

Net Loss for the
   Period              -          -          -         (122,000)

Balances -
   September 30,
      1995        12,412,000  $248,000  $3,445,000  $(1,943,000)






























        Unaudited - See Accompanying Notes to Financial
Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                            1995         1994
Cash Flows from Operating Activities:

   Net Loss for the Period              $(122,000)   $(244,000)
   Adjustments to Reconcile Net Loss to
      Net Cash Provided by Operating
      Activities:
         Depreciation and Amortization    132,000      197,000
   Changes in Operating Assets and
      Liabilities:
         Accounts Receivable - Trade      (39,000)      70,000
         Note Receivable - Trade          (45,000)     (85,000)
         Costs in Excess of Billings
            on Uncompleted Contracts        1,000       47,000
         Inventories                       30,000       70,000
         Prepaid Expenses and Other
            Current Assets                (34,000)     (11,000)
         Deposits and Other Assets          2,000       (2,000)
         Accounts Payable and Accrued
            Expenses                      (23,000)    (141,000)
         Billings in Excess of Costs
            on Uncompleted Contracts       40,000      (26,000)

      Net Cash Used in Operating
         Activities                       (58,000)    (125,000)

Cash Flows from Investing Activities:
   Acquisitions of Property and
      Equipment                           (65,000)     (14,000)
   Investment in Restricted Cash           (7,000)         -0-

      Net Cash Used in Investing
         Activities                       (72,000)     (14,000)

Cash Flows from Financing Activities:
   Principal Payments on Long-Term Debt   (75,000)    (126,000)

      Net Cash Used in Financing
         Activities                       (75,000)    (126,000)

Net Decrease in Cash and Equivalents     (205,000)    (265,000)
Cash and Equivalents, Beginning of Year   454,000      557,000
Cash and Equivalents, End of Period     $ 249,000    $ 292,000

SUPPLEMENTAL INFORMATION:
   Cash Paid for Interest               $  62,000    $  67,000

        Unaudited - See Accompanying Notes to Financial
Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended.

Note 2 - Contingencies

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Company's annual financial statements in Form 10-KSB, the Company was not in compliance with certain required ratios included in their bank loan agreements, had temporarily suspended production in its audio cassette segment in May 1994 and had incurred significant net losses which raises substantial doubt about its ability to continue as a going concern. Subsequent to May 1994, the Company had limited production in its audio cassette segment. The Company is currently evaluating whether to formally discontinue the cassette division. Management's plans in regard to this matter are also described in Note 3 to the annual financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in the most recent Form 10-KSB. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Contingencies (Cont'd)

         As referred to above, at March 31, 1995, June 30, 1995 and September 30, 1995, the Company was not in compliance with certain required ratios included in their bank loan agreements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the six months and three months ended September 30, 1995 decreased by $496,000 and $214,000 respectively, from those in 1994. Net sales by segment were as follows:


              Six Months                    Three Months
              Ended September 30,           Ended September 30,

                   1995           1994        1995         1994

Athenia        $  134,000    $  487,000   $   65,000  $  216,000

Custom Molding  1,181,000       789,000      602,000     499,000

Finished Ribbons  491,000       773,000      248,000     305,000

Audio Cassettes         0       253,000            0     159,000

               $1,806,000    $2,302,000   $  915,000  $1,129.000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months and three months ended September 30, 1995, Athenia's sales decreased $353,000 or 72.5% and $151,000 or 69.9% from their respective 1994 periods. These decreases resulted primarily from a lower backlog for new tooling orders for this segment which management believes is due to a generalized slowdown in this industry. Most orders being obtained are for repairs and maintenance to existing tooling, as customers are tending to be conservative, rather than investing in new tooling. Although recent requests for quotations for new tooling have been increasing, management anticipates that sales for this segment will remain at the current reduced level for the immediate future.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased $392,000 or 49.7% and $153,000 or 34.1% for the six months and three months ended September 30, 1995 as compared to similar 1994 periods. These increases are primarily the result of a concentrated effort by management to redirect the Company toward customer contract molding which produces the highest percentage of profit for the Company. As of this date, several new customers have placed orders and this segment is running at or near capacity.
Management is anticipating that sales for customer molding will remain at current levels in the immediate future and is contemplating investing in additional molding machines to increase capacity above current levels.

Finished ribbons cartridge sales decreased approximately $282,000 or 36.5% and $57,000 or 18.7% for the six months and three months ended September 30, 1995 as compared to 1994. This decrease is primarily the result of an overall slowdown in the ribbon industry due to several factors, namely, the general slowdown in the overall economy and the negative effect of laser and ink jet printers on impact printers. Additionally, sales to certain co-manufacturers have decreased as a result of certain mergers within the industry and certain companies relocating manufacturing facilities to Mexicoas a result of NAFTA. Management is continuing its efforts to increase sales in this segment; however, it is anticipated that sales will remain at reduced levels in the immediate future.

Audio cassettes sales were $0 for the six months and three months ended September 30, 1995 due to the fact that production in this segment remains suspended at this time. As discussed in the Company's Form 10-KSB for fiscal year ended March 31, 1995, management invested approximately $60,000 in upgrading the cassette production equipment and made proposals to certain key customers to determine if orders could be secured at profitable prices. Despite an interest by several large customers, management decided to pass on these potential orders and remain in a suspended production mode. This decision was based on the fact that due to the litigation with our primary bank lender, which is ongoing at this time, and our resulting inability to obtain working capital financing, the resumption of audio cassette production would place considerable strain on the Company's cash flow and could potentially jeopardize the Company's ability to remain in business. Due to the foregoing, management began investigating the possible sale of the cassette assets and permanently discontinuing cassette operations. Several potential acquirers have expressed an interest in purchasing these assets and management is now evaluating whether or not a sale can be consummated.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 83.7% from 93.5% and 83.7% from 96.7% for the six months and three months ended September 30, 1995 as compared to the 1994 similar periods. This improvement is primarily the result of improved production efficiencies and the increase in custom molding sales as an overall percentage of sales which traditionally carries the highest profit margins for the Company.

Selling, general and administrative expenses increased approximately $25,000 and $14,000 for the six months and three months ended September 30, 1995 a compared to 1994. These increases are largely the result of legal fees as a result of the lawsuit against the bank and additional sales salaries which were added to increase custom molding sales.

Interest and other income decreased approximately $5,000 for the six months ended September 30, 1995 as compared to 1994, but increased $1,000 for the three months ended September 30, 1995 when compared to the similar 1994 period. This decrease is primarily the result of lower commission income earned on the sale of imported plastic ribbon kits during the current year which was offset during the 1995 quarter by the interest earned on the $250,000 proceeds from the sale of the Company's interest in Advanced Imaging Technology, Inc., which occurred during October 1994. These funds are currently invested in a certificate of deposit at the Company's primary bank.

Interest expense decreased $8,000 to $58,000 for the six months ended September 30, 1995 as compared to 1994 and decreased $2,000 to $31,000 for the three months ended September 30, 1995 from the similar quarter of 1994. These decreases are primarily the result of the continuing repayment of borrowings.

Net (loss) incurred for the six months ended September 30, 1995 was ($122,000) as compared to ($244,000) for 1994. For the three months ended September 30, 1995, the Company sustained a net loss of ($58,000) as compared to a net loss of ($159,000) for the similar 1994 period. This improvement, despite the decrease in sales, is ,largely the result of an improvement in gross profit, which is a direct result of the higher volume of custom molding sales, improved production efficiencies and efforts to continually control costs.

Management will continue to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. The Company intends to continue re-directing its focus toward custom contract molding which yields the highest gross profit margins. Absent a further downturn in the overall economy, management is hopeful for improved operating results.


MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the six months ended September 30, 1995 was a decrease in cash and cash equivalents of approximately $205,000. This result is primarily the effect of an increase in accounts and notes receivable of approximately $84,000 combined with an investment in plant and equipment of $65,000 which was paid out of operating cash and principal payments on long term debt of $75,000 during the period.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled debt payments, other than the reclassified long term portions of the bank debt, as discussed in the March 31, 1995 Form 10-KSB, are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the restructuring of bank debt, the securing of capital for growth and the overall health of the U.S. economy. It is not possible to determine the effects of these factors on the Company's financial condition or liquidity at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant downturn in the economy, management is hopeful for an improvement in long term operating results.

             BERES INDUSTRIES, INC. AND SUBSIDIARIES


PART II     OTHER INFORMATION


Item 1.   Legal Proceedings:

On or about July 12, 1994 the Company instituted litigation against Northeast Plastic Distributors, Inc., Teresa Radecka and Basem Allen, in the New Jersey Superior Court. The Complaint sought recovery of an outstanding account receivable due the Company for goods sold and delivered, in the approximate amount of $273,000. The Company has settled its claim with the individual defendants for $50,000, of which $6,500 has been received, with the balance to be paid over a term of thirty months. Recently, the Company entered judgment against the corporate defendant in the amount of $222,913. Due to the unstable financial condition of the corporate defendant, it is not likely that any substantial recovery will be obtained from the corporate defendant.

On or about August 2, 1995, the Company instituted litigation against Cassette Productions, Inc. for collection of an account receivable due the Company for goods sold and delivered, in the amount of $92,308. The Company is not able to predict the outcome of this litigation and the amount, if any, of the receivable that will be recovered.

On March 30, 1995, the Company instituted litigation against First Fidelity Bank and certain of its officers in the United States District Court. The Complaint sought compensatory and punitive damages, lost profits and release of certain monies belonging to the Company, which First Fidelity has arbitrarily refused to release. The litigation arises out of $250,000 in proceeds which the Company received from the sale of its interest in the HPM/AIT Joint Venture. At the time of the Company's sale of its interest in AIT, First Fidelity required the Company to deposit the proceeds into a segregated account. First Fidelity agreed to release the proceeds upon presentation to First Fidelity of a reasonable business plan for usage of the proceeds. In January, 1995, the Company presented to First Fidelity a proposal to purchase the machinery necessary to manufacture a newly designed Compact Disc jewel case. Despite Beres' presentation of a Business Plan and other documentation necessary to substantiate the project, First Fidelity arbitrarily refused to release the funds. On October 3, 1995, the District Court ruled that the Company had not stated a federal cause of action under the Bank Holding Company Act and, therefore, jurisdiction did not exist in Federal Court. The District Court dismissed the Complaint and remanded Counts Two through Ten, relating to various common law tort and breach of contract claims, to the New Jersey Superior Court. The Company intends to pursue its claim against First Fidelity Bank in the Superior Court. However, due to various factual and legal issues, the Company cannot make any representations concerning the ultimate outcome of this case.


Item 2.   Change in Securities:

              None

Item 3.   Default Upon Senior Securities:

              None

Item 4.   Submission of Matters to a Vote of Security
          Holders:

              None

Item 5.   Other Information:

              None

Item 6.   Exhibits and Reports on Form 8-K:

              None



                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:  November 10, 1995             BERES INDUSTRIES, INC.
                                            (Registrant)


                                  S/ CHARLES BERES, SR.
                                  Charles Beres, Sr., Chairman

                                  S/ CHARLES BERES, JR.
                                  Charles Beres, Jr., President

                                  S/ HAROLD E. ZUBER
                                  Harold E. Zuber, Vice Pres.

                                  S/ JOSEPH L. DELIKAT
                                  Joseph L. Delikat, Vice Pres.