Form 10QSB/A
period 1995-09-30
BERES INDUSTRIES INC
filed 1996-02-01
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB/A-1



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

     (1) Yes   X;   No                   (2)  Yes   ;    No




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


  Date:  January 31, 1996             BERES INDUSTRIES, INC.
                                            (Registrant)



                                  S/ CHARLES BERES, JR.

                                  Charles Beres, Jr., President