Form 10QSB
period 1995-12-31
BERES INDUSTRIES INC
filed 1996-02-14
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended December 31, 1995.

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

     (1) Yes   X,   No ;                 (2)  Yes    ,   No




State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:
                      12,412,000 - December 31, 1995


                          Beres Industries, Inc.

                             December 31, 1995
                                Form 10-QSB

                                   Index

Part I:  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets at December 31, 1995 and
    March 31, 1995

    Consolidated Statements of Operations for the Three
    Months Ended December 31, 1995 and 1994 and the Nine
    Months Ended December 31, 1995 and 1994

    Consolidated Statement of Changes in Stockholders'
    Equity for the Nine Months Ended December 31, 1995

    Consolidated Statements of Cash Flows for the Nine
    Months Ended December 31, 1995 and 1994

    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis, Material Changes in Financial Condition and Results of Operations


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     12/31/95          3/31/95
                                   (Unaudited)         (Note 1)
              ASSETS

Current Assets
   Cash and Equivalents             $   317,000    $   454,000
   Cash - Restricted                    264,000        254,000
   Accounts Receivable - Trade:
      Less Allowance for Doubtful
      Accounts of $249,000 at Each
      Date                              668,000        611,000
   Note Receivable - Trade               18,000            -0-
   Costs in Excess of Billings on
      Uncompleted Contracts              45,000         12,000
   Inventories - Raw Materials          118,000        128,000
               - Work in Process         20,000         15,000
               - Finished Goods         129,000        219,000
   Prepaid Expenses and Other
      Current Assets                     32,000         21,000

      Total Current Assets            1,611,000      1,714,000

Property, Plant and Equipment - Less
   Accumulated Depreciation of
   $5,279,000 and $5,091,000,
   Respectively                       1,809,000      1,784,000

Other Assets
   Note Receivable - Trade               24,000            -0-
   Deposits and Other Assets             19,000         61,000

      Total Other Assets                 43,000         61,000

TOTAL ASSETS                        $ 3,463,000    $ 3,559,000











              See Accompanying Notes to Financial Statements



                             Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                       12/31/95         3/31/95
                                     (Unaudited)       (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current Maturities of Long-Term
      Debt                          $ 1,292,000    $ 1,352,000
   Accounts Payable - Trade             357,000        302,000
   Billings in Excess of Costs on
      Uncompleted Contracts               5,000          5,000
   Accrued Expenses and Other Current
      Liabilities                       121,000        142,000

      Total Current Liabilities       1,775,000      1,801,000

Long-Term Debt - Less Current
   Maturities                           146,000         56,000

Stockholders' Equity
   Common Stock - Par Value $.02 Per
      Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                248,000        248,000
   Capital in Excess of Par Value     3,445,000      3,445,000
   Retained Deficit                  (1,981,000)    (1,821,000)
          1,712,000                   1,872,000
   Less:  Amounts Due on Sale of
             Common Stock               170,000        170,000

      Total Stockholders' Equity      1,542,000      1,702,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                           $ 3,463,000    $ 3,559,000











              See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months   Three Months
                                        Ended           Ended
                                      12/31/95        12/31/94

Revenues
   Contract Revenue and Net Sales   $ 1,225,000    $ 1,243,000

      Total Revenues                  1,225,000      1,243,000

Operating Expenses
   Contract Costs and Cost of Goods
      Sold                            1,016,000      1,026,000
   Selling, General and
      Administrative                    230,000        246,000

      Total Operating Expenses        1,246,000      1,272,000

Operating Loss                          (21,000)       (29,000)

Other Income (Expenses)
   Interest and Other Income             13,000         19,000
   Interest Expense                     (30,000)       (30,000)
   Gain on Sale of Equity Interest
      in Advanced Imaging
      Technology Inc.                       -0-        250,000

      Total Other Income (Expenses)     (17,000)       239,000

Net Income (Loss)                   $   (38,000)   $   210,000

Weighted Average Number of Shares
   Outstanding                       12,412,000     12,412,000

Net Income (Loss) Per Common Share
   Outstanding                      $    (0.003)   $     0.017











        Unaudited - See Accompanying Notes to Financial Statements



                             Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                   Nine Months     Nine Months
                                        Ended           Ended
                                      12/31/95        12/31/94

Revenues
   Contract Revenue and Net Sales   $ 3,031,000    $ 3,545,000

      Total Revenues                  3,031,000      3,545,000

Operating Expenses
   Contract Costs and Cost of Goods
      Sold                            2,528,000      3,178,000
   Selling, General and
      Administrative                    618,000        609,000

      Total Operating Expenses        3,146,000      3,787,000

Operating Loss                         (115,000)      (242,000)

Other Income (Expenses)
   Interest and Other Income             43,000         54,000
   Interest Expense                     (88,000)       (96,000)
   Gain on Sale of Equity Interest
      in Advanced Imaging
      Technology, Inc.                      -0-        250,000

      Total Other Income (Expenses)     (45,000)       208,000

Net Income (Loss)                   $  (160,000)   $   (34,000)

Weighted Average Number of Shares
   Outstanding                       12,412,000     12,412,000

Net Income (Loss) Per Common Share
   Outstanding                      $    (0.013)   $    (0.003)










        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                   Common Stock            Capital in
                                           Excess of     Retained
                      Shares   Par Value   Par Value    Deficit

Balances -
   April 1, 1995   12,412,000  $248,000  $3,445,000  $(1,821,000)

Net Loss for the
   Period               -          -           -        (160,000)

Balances -
   December 31,
      1995         12,412,000  $248,000  $3,445,000  $(1,981,000)



























        Unaudited - See Accompanying Notes to Financial Statements



                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                          1995           1994
Cash Flows from Operating Activities:

   Net Loss for the Period              $(160,000)    $(34,000)
     Adjustments to Reconcile
     Net Loss to Net Cash Provided
     by Operating Activities:
         Depreciation and Amortization    194,000      296,000
         Provision for Losses on
          Accounts Receivable                 -0-       49,000
         Gain on Sale of Equity Interest
           in Advanced Imaging
           Technology, Inc.                   -0-     (250,000)
   Changes in Operating Assets and
      Liabilities:
         Accounts Receivable - Trade      (57,000)     (32,000)
         Note Receivable - Trade          (42,000)     (36,000)
         Costs in Excess of Billings
            on Uncompleted Contracts      (33,000)      51,000
         Inventories                       95,000      107,000
         Prepaid Expenses and Other
            Current Assets                (11,000)       9,000
         Deposits and Other Assets         36,000          -0-
         Accounts Payable and Accrued
            Expenses                       34,000     (191,000)
         Billings in Excess of Costs
            on Uncompleted Contracts          -0-      (15,000)

      Net Cash Provided By (Used in)
        Operating Activities               56,000      (46,000)

Cash Flows from Investing Activities:
   Acquisitions of Property and
      Equipment                          (213,000)     (14,000)
   Investment in Restricted Cash          (10,000)         -0-
   Proceeds from Sale of Equity
      Interest in Advanced Imaging
      Technology, Inc.                        -0-      250,000

      Net Cash Provided By (Used)
        in Investing Activities          (223,000)     236,000



       Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                            1995        1994

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt $ (115,000)  $ (166,000)
  Long-Term Borrowings                    145,000          -0-
  Restricted Cash held as collateral          -0-     (250,000)

      Net Cash Provided By (Used
        in) Financing Activities           30,000     (416,000)

Net Decrease in Cash and Equivalents     (137,000)    (226,000)
Cash and Equivalents, Beginning of Year                454,000
               557,000
Cash and Equivalents, End of Period    $  317,000   $  331,000

SUPPLEMENTAL INFORMATION:
   Cash Paid for Interest              $   92,000   $   97,000



























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

Note 2 - Contingencies

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Company's annual financial statements in Form 10-KSB, the Company was not in compliance with certain required ratios included in their bank loan agreements, had temporarily suspended production in its audio cassette segment in May 1994 and had incurred significant net losses which raises substantial doubt about its ability to continue as a going concern. Subsequent to May 1994, the Company had limited production in its audio cassette segment. The Company is currently evaluating whether to formally discontinue the cassette division. Management's plans in regard to this matter is also described in Note 3 to the annual financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in the most recent Form 10-KSB. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Contingencies (Cont'd)


    As referred to above, at March 31, 1995, June 30, 1995,
    September 30, 1995 and December 31, 1995, the Company was not in compliance with certain required ratios included in their bank loan agreements.



                      PART I - ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the nine months ended December 31, 1995 decreased by $514,000 or 14.5% from the comparable 1994 period. For the three months ended December 31, 1995, net sales decreased $18,000 or 1.4% from 1994. Net sales by segment were as follows:


               Three Months                  Nine Months
               Ended December 31,            Ended December 31,

                    1995           1994        1995         1994

Athenia         $  126,000    $  115,000   $  260,000  $  602,000

Custom Molding     702,000       757,000    1,883,000   1,546,000

Finished Ribbons   394,000       364,000      885,000   1,137,000

Audio Cassettes      3,000         7,000        3,000     260,000

                $1,225,000    $1,243,000   $3,031,000  $3,545,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months ended December 31, 1995, sales decreased $342,000 or 56.8% from 1994. For the three months ended December 31, 1995, sales increased $11,000 or 9.6% from the similar period of 1994. The nine month decrease is primarily the result of a reduced backlog due to the weak economy, whereas the three month increase is the result of timing of shipments. It is anticipated that sales for this segment will remain at these reduced levels for the near term due to decreased backlog levels and lower demand for quotation requests.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased $337,000 or 21.8% for the nine months ended December 31, 1995 as compared to 1994. Sales for the three month period ended December 31, 1995 decreased $55,000 or 7.3% when compared to the similar 1994 period. The nine month increase is primarily the result of a concentrated effort to redirect the Company toward custom molding which produces the highest margins for the Company. The slight decrease during the most recent quarter was due to temporary slowdown of shipment to one particular customer. Management is hopeful that sales for this segment will remain strong absent any further downturn in the overall economy.

Finished ribbons cartridge sales decreased approximately $252,000 or 22.2% for the nine months ended December 31, 1995 as compared to 1994. For the three months ended December 31, 1995, sales for this segment increased $30,000 or 8.2% when compared to the similar 1994 period. The decrease in the nine month results is primarily the result of an overall slowdown in the ribbon industry due to several factors, namely, the general slowdown in the overall economy and the negative effect of laser and ink jet printers on impact printers. Additionally, sales to certain co-manufacturers have decreased as a result of certain mergers within the industry and certain companies relocating manufacturing facilities to Mexico as a result of NAFTA. Management is continuing its efforts to increase sales in this segment; however, it is anticipated that sales will remain at reduced levels in the immediate future.

Audio cassettes sales for the nine months and three months ended December 31, 1995 were $3,000 which was the result of selling off the balance of finished goods inventory of C-O audio cassettes during 1994. As discussed in prior filings, management suspended the production of audio cassettes during 1994. At the present time, management is investigating the possible sale of the cassette assets and permanently discontinuing cassette operations. Several potential purchasers have expressed an interest in purchasing these assets and management is now evaluating whether or not a sale can be consummated.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales were 83.4% and 82.9% for the nine months and three months ended December 31, 1995 as compared to 89.6% and 82.5% as compared to the respective 1994 periods. This improvement, particularly in the nine month result, is primarily the result of improved production efficiencies and the increase in custom molding sales as an overall percentage of sales which traditionally carries the highest profit margins for the Company.

Selling, general and administrative expenses increased approximately $9,000 for the nine months ended December 31, 1995 as compared to 1994. For the three months ended December 31, 1995 these expenses decreased approximately $16,000 when compared to 1994. The slight increase in the nine month figure is primarily the result of increased legal fees throughout the period due to ongoing litigation with our primary bank, whereas the decrease during the three month period is largely due to certain fixed costs which were lowered during the most recent period.

Interest and other income decreased approximately $11,000 and $6,000 for the nine months and three months ended December 31, 1995 as compared to 1994. These decreases are primarily the result of lower commissions earned on the sales of imported plastic ribbon kits.

Interest expense decreased approximately $8,000 for the nine months ended December 31, 1995 as compared to 1994. For the three months ended December 31, 1995 interest expense remained the same as during the 1994 period, at $30,000. The decrease in the nine month figure is primarily the result of repayment of borrowing during the year. However, during the three month period this trend was offset by an increase in interest expense which was the result of additional interest which was due on a new injection molding machine, which was purchased and financed during the most recent quarter.

Net (loss) for the nine months ended December 31, 1995 was ($160,000) as compared to ($34,000) during the similar 1994 period. The actual loss during the 1994 period, excluding a one time gain on the sale of our equity interest in Advanced Imaging Technology, Inc., which occurred during the 1994 period, was ($284,000). For the three months ended December 31, 1995 the Company sustained a net loss of ($38,000) as compared to a net loss of ($40,000) for the similar 1994 period when adjusted for the one time gain as mentioned above. These improvements, despite the decrease in sales, are largely the result of an improvement in gross profit, which is a direct result of the higher volume of custom molding sales as an overall percentage, improved production efficiencies and efforts to continually control costs.


MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the nine months ended December 31, 1995 was a decrease in cash and cash equivalents of approximately $137,000. At the six months ended September 30, 1995 the decrease in cash and cash equivalents was $205,000. This improvement during the most recent three month period is largely the result of the Company's operating activities providing positive cash flow of $56,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled debt repayments, other than the reclassified long term portions of the bank debt, as discussed in the March 31, 1995 Form 10-KSB, are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the restructuring of bank debt, the securing of capital for growth and the overall health of the U.S. economy. It is not possible to determine the effects of these factors on the Company's financial condition or liquidity at this time. Management will concentrate its efforts on increasing sales and improving cost controls. The Company intends to continue re-directing its focus towards custom molding which yields the highest profit margins. Absent any unanticipated operating expenses or a significant downturn in the economy, management is hopeful for an improvement in long term operating results.



              BERES INDUSTRIES, INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION


Item 1    Legal Proceedings:

     On or about July 12, 1994 the Company instituted litigation against Northeast Plastic Distributors, Inc., Teresa Radecka and Basem Allen, in the New Jersey Superior Court. The Complaint sought recovery of an outstanding account receivable due the Company for goods sold and delivered, in the approximate amount of $273,000. In September, 1995, the Company settled its claim with the individual defendants for $50,000, $5,000 of which was paid at the time of settlement, and the balance of which is payable over a term of thirty (30) months. On November 9, 1995, Judgment was entered against the corporate defendant in the amount of $222,913. Due to the unstable financial condition of the corporate defendant, it is not likely that any substantial recovery will be obtained from the corporate defendant.

     On or about August 2, 1995, the Company instituted litigation against Cassette Productions, Inc. for collection of an account receivable due the Company for goods sold and delivered, in the amount of $92,308. The Company is not able to predict the outcome of this litigation and the amount, if any, of the receivable that will be recovered.

     On March 30, 1995, the Company instituted litigation against First Fidelity Bank and certain of its officers in the United
States District Court. The Complaint sought compensatory and punitive damages, lost profits and release of certain monies belonging to the Company, which First Fidelity has arbitrarily refused to release. The litigation arises out of $250,000 in proceeds which the Company received from the sale of its interest in the HPM/AIT Joint Venture. At the time of the Company's sale of its interest in AIT, First Fidelity required the Company to deposit the proceeds into a segregated account. First Fidelity agreed to release the proceeds upon presentation to First Fidelity of a reasonable business plan for usage of the proceeds. In January, 1995, the Company presented to First Fidelity a proposal to purchase the machinery necessary to manufacture a newly designed Compact Disc jewel case. Despite Beres' presentation of a Business Plan and other documentation necessary to substantiate the project, First Fidelity arbitrarily refused to release the funds.
On October 3, 1995, the District Court ruled that the Company had not stated a federal cause of action under the Bank Holding Company Act and, therefore, jurisdiction did not exist in Federal Court.
The District Court dismissed the Complaint and remanded Counts Two through Ten, relating to various common law tort and breach of contract claims, to the New Jersey Superior Court. The Company has filed an appeal to the United States Court of Appeals seeking reinstatement of the federal cause of action. In the meantime, the Company is continuing to pursue its claim against First Fidelity Bank in the Superior Court. However, due to various factual and legal issues, the Company cannot make any representations concerning the ultimate outcome of this case.


Item 2    Change in Securities:

               None

Item 3    Default Upon Senior Securities:

               None

Item 4    Submission of Matters to a Vote of Security
          Holders:

               None

Item 5    Other Information:

               None

Item 6    Exhibits and Reports on Form 8-K:

               None



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BERES INDUSTRIES, INC.
Date:  February 13, 1996                 (Registrant)




                                     S/ CHARLES BERES, JR.
                                   Charles Beres, Jr., President