Form 10KSB
period 1996-03-31
BERES INDUSTRIES INC
filed 1996-07-31
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

   For the Fiscal Year Ended March 31, 1996 Commission File Number 0-14840

                            BERES INDUSTRIES, INC.
___________________________________________________________________________
                (Name of Small Business Issuer in its charter)

                   New Jersey                              22-1661772
 ___________________________________________________________________________
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

     1785 Swarthmore Avenue, Lakewood, New Jersey             08701
 ___________________________________________________________________________
       (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code (908) 367-5700

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.02 Par Value
 ___________________________________________________________________________
                               (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X No __ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB   X

The issuer's revenues for its most recent fiscal year were $3,987,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $796,778 on July 23, 1996 based on the last available bid quotation ($.09) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on July 23, 1996 was 12,411,934. Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business:

                     General Development of Business.

     Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly-owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc. ("Supply Dynamics") were incorporated in the State of New Jersey on July 27, 1976 and October 11, 1983, respectively. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as the "Registrant" or the "Company").

     Beres has been engaged in the design, manufacture and assembly of precision engineered molds for use in the manufacture of molded plastic products and parts from its inception in June, 1960 until July, 1976, when Beres formed Athenia. After Athenia's formation, Athenia began conducting Beres' operations under the name Athenia. In October 1983, Beres formed Supply Dynamics and commenced production of a new product line consisting primarily of the manufacture of spools and cartridges for computer ribbon supplies as well as engaging in custom plastic injection molding.

     In July 1986, Beres acquired certain molds, equipment, patents and inventory from Costar Corporation, (formerly Data Packaging Corporation), in an effort to facilitate Supply Dynamics' production of finished products relating to its ribbon cartridge product line. In October and November 1986, Beres exercised its option to, and acquired additional assets from Costar Corporation.

     On May 30, 1988, the Company entered into a Joint Venture Agreement with Hitachi Powdered Metals, Co., Ltd. ("HPM"), a member of the Hitachi Group. The Joint Venture, Advanced Imaging Technology, Inc. ("AIT"), was based in New Jersey and manufactured and marketed ribbon cartridges for computers and printers for the North American, Central American and South American markets. The Company initially owned thirty (30%) percent of the Joint Venture. As a result of an additional capital infusion by HPM in February, 1990, which capital contribution was not proportionately matched by Beres, Beres' ownership of AIT was reduced to fifteen (15%) percent, with HPM owning eighty-five (85%) percent. On October 31, 1994 HPM and Beres entered into an Agreement pursuant to which HPM agreed to purchase Beres' interest in HPM for $250,000. The purchase was consummated during the fiscal quarter ending December 31, 1994 and the funds were placed into a segregated account with First Fidelity Bank, to be utilized by Beres in connection with execution of a business plan to be developed by the Company. In January, 1995, First Fidelity refused to release the funds to Beres, claiming a security interest. As a consequence, Beres sued First Fidelity, seeking release of the funds. In June, 1996, the litigation was settled. See Item 3, below, Legal Proceedings.

                     Production of Molds by Athenia

     The molds produced by Athenia are of high quality steel which is hardened to resist distortion and wear. In the molding process, the two halves of the mold, the cavity and the cores, are pressed together to form a space of the shape and dimension of the plastic product or part. As the plastic mass hardens, the molds are separated and the finished part is removed. There exist many different methods of producing plastic parts, all of which require molds similar to those made by Athenia. Production may be by such methods as compression, transfer, injection, hand, semi-automatic and automatic molding. Within these classifications there are numerous subclassifications and combinations of the major technology.

     Compression molding is a molding method wherein the plastic powder is placed upon a heated two-piece mold so that the powder becomes fluid or plastic. This mass of molding compound is compressed to the required density by pressure while the material is confined to the shape of the mold. Transfer molding is a process wherein the plastic powder is preheated and the fluid compound or mass is forced into a closed mold through a small orifice from an external pressure cylinder. The compound is heated in the cylinder prior to being placed in the mold. This process is similar to injection molding with the exception that the material is hardened in the mold as a result of the heat and pressure which brings on the chemical reaction. Molds can be used either by hand or with semi-automatic or automatic machinery. Hand molds are those molds that must be removed from the molding press in order to extract the molded piece. These molds are usually heated by contact with the hot plates in the press. Hand molds are principally used at the present time for samples of extremely difficult and precision shapes. A semi-automatic mold is one which is rigidly fastened in the press, but the mold must be manually loaded with the raw material and the operator must manually remove the finished pieces. An automatic mold performs all operations including loading of raw material and removal of finished pieces automatically.

     Machinery for the above methods varies, but all require the use of a custom mold in order to manufacture a plastic part in the desired shape, size and density.

     Production of a mold begins with the customer's parts drawings and specifications of a new mold. Athenia quotes prices for the design and manufacture of the mold based on the detail and the degree of complexity of the customer's specifications. The mold is then designed and engineered by Athenia's design department for approval by the customer. Upon customer approval, the design is then executed by Athenia's mold makers, who are highly skilled tool and die makers. Each mold produced by Athenia is made with precision machinery and requires many separate operations involving lathe turning, milling, drilling, jig boring, electrical discharge machinery, duplicating, heat treating, grinding, polishing and chrome plating. If a customer reorders a previously produced mold, Athenia must repeat all stages of the described process, except for layout and design. The production of molds, from design through manufacture, is primarily performed by Athenia employees, including designers, engineers, and tool and die makers.

     The period of production of molds, from the date of quotation to the date of shipment, ranges from 10 weeks to 6 months but averages approximately 4 months. The cost of molds produced by Athenia ranges from $25,000 to $300,000 but generally averages $75,000.

                       Injection Molding Operation

     Supply Dynamics operates injection-molding equipment, located at Beres' facility in Lakewood, New Jersey. Supply Dynamics is capable of producing custom plastic injection-molding for use in the manufacture of a product line consisting primarily of cartridges and spools for ribbon supplies. The cartridges and spools manufactured by Supply Dynamics are primarily used by the computer printer market and are designed to accepts ribbons for use on various computer and word processing printers, electronic typewriters, point of sale terminals and various other printing devices.

     The Company's in-house technology provides Supply Dynamics with complete control of the product, from the initial design stage of the molds produced at Athenia's facility, through construction of a precision engineered tool which will produce a uniform quality product. Additionally, Supply Dynamics has the technical expertise to assist its customers in the development of new products and tools.

     Beres' acquisition of certain molds, assembly equipment, patents and inventory from Costar Corporation also strengthened Supply Dynamics' production capabilities with respect to the manufacture of ribbon printer cartridges and other related products, as sell as its distribution of finished plastic cartridges to selected original equipment manufacturers ("OEM's") of computers and computer printers. In addition, the Company utilized the assets purchased from Costar Corporation to facilitate its production of finished plastic cartridges and audio cassettes.

                Sources and Availability of Raw Materials

     The Company purchases raw materials for the manufacture of its products from a variety of suppliers. Since the materials utilized by the Company are available at competitive prices from numerous domestic sources, the loss of any one supplier would not have a significant impact on the Company. The Company had an adequate supply of raw materials to meet its needs in its 1995 fiscal year, and the Company does not anticipate a shortage in the supply of these materials in the future.

                               Competition

     Although there are many companies engaged in the manufacture of plastic products and molds in the United States, not all of these companies are engaged in the manufacture of precision engineered molds. The Company is of the opinion that its ability to both manufacture its molds and assemble its products at its own facilities strengthens its competitive edge despite the fact that many of the Company's competitors possess financial, sales, marketing and other capabilities substantially greater than the Company's. Moreover, the Company has been engaged in various aspects of its business for over thirty years, and has developed a significant amount of good will with its customers.

                           Marketing and Sales

     Athenia's sales force is presently headed by Harold Zuber, and Supply Dynamics' sales force is presently headed by Joseph Delikat and two other salaried employees. The Company also employs the services of independent sales representatives on a commission basis as part of its overall marketing and sales efforts. The Company utilizes various techniques in marketing its products, including but not limited to, direct customer contact, direct mail, advertising and attendance at trade shows. The Company believes that there is a large market for its products and services and it intends to utilize its technical expertise to assist its customers in developing new products and perfecting existing products to suit customer needs.

                                Customers

     Four of the Company's unaffiliated customers accounted for approximately sixty-six (66%) percent of the Company's total sales in fiscal 1995. The loss of any one of these customers could have a material adverse effect on the Company's business. No material portion of the Company's business is seasonal.

                            Backlog of Orders

     The following table illustrates the Company's backlog of orders believed to be firm as of June 1, 1996, and as of that approximate date in the preceding fiscal year:

                         As of                     As of
                     June 1, 1996              June 1, 1995

Sales Backlog          $413,937                  $ 450,229


                         As of                     As of
                     June 1, 1996              June 1, 1995
% deliverable
in succeeding
fiscal year                100%                      100%

     The Company's backlog consists of contracts issued by the Company to deliver a specific quantity or type of goods on approximate dates, at a specified price. The contract term varies in duration but generally runs from six months to one year. Due to the fact that a substantial portion of the Company's orders are filed within a relatively short period of less than six months, the dollar amount of backlog at any one time may not be indicative of future sales.

                         Patents and Trademarks

     On July 30, 1986, Beres acquired four patents from Costar Corporation for the following cartridges: (i) a high speed printer cartridge; (ii) a ribbon cartridge for band printer;
(iii) a ribbon cartridge with shield; and (iv) a cartridge having ribbon inverting means. Two of the patents expire in or about the year 1998, and two of the patents expire in or about the year 2000.

     On August 15, 1995, the Company was issued Design Patent
Number 361,266 for an ink jet refill dispensing tip with captive enclosure. The patent will expire in 2009.

     Although the Company does not have any other patent protection with respect to the precision engineered molds, cartridges, spools for ribbon supplies and custom plastic injection molds, designs, manufactures or sells, the Company intends to rely upon the proprietary nature of its products and processes, and the confidentiality agreements that it has entered into with all of its key technical personnel who have access to the Company's proprietary process and trade secrets. In the event that such persons breach this confidential relationship and discloses such proprietary information, however, the Company would have no protection other than those remedies provided by law.

                                Employees

     At June 1, 1996 the Company employed an aggregate of 57 employees. The Company has not experienced any labor problems or work stoppages to date, and management is of the opinion that the Company's relations with its employees is good.

Item 2.  Description of Property:

     The following table describes the Company's principal facilities:

                        Approximate
                        Floor Area
Location                Square Feet         Use

1785 Swarthmore (1)        32,500       Executive Offices;
Lakewood, New Jersey                    Manufacturing Facility

     (1) The Company also owns approximately 6.7 acres of land upon which the building is situated.

Item 3.  Legal Proceedings:

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

     On March 30, 1995, the Company instituted litigation against First Fidelity Bank and certain of its officers in the United States District Court. The Complaint sought compensatory and punitive damages, lost profits and release of certain monies belonging to the Company, which First Fidelity had arbitrarily refused to release. The litigation arose out of $250,000 in proceeds which the Company received from the sale of its interest in the HPM/AIT Joint Venture and which proceeds were being held by First Fidelity as additional collateral on indebtedness between the Company and First Fidelity. On June 3, 1996, the litigation was settled. First Fidelity has agreed to release its lien on the proceeds in exchange for Beres paying down $107,000 of its indebtedness to First Fidelity. First Fidelity has also agreed to modify the Note between Beres and First Fidelity so as to reflect a maturity of October 1, 2006 and collateralization by a first lien, only, on real property owned by Beres.

Item 4.  Submission of Matters to a Vote of Security Holders:

     None.

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters:

     The following table sets forth the high and low stock prices
(bid) for Beres Common Stock as reported by NASDAQ (symbol
"BERS") for the calendar years indicated. The following quotations, as reported by NASDAQ, do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions.

     Commencing December 12, 1994, all bid quotations are as reported by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer quotations and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     The past performance of Beres' Common Stock is not necessary indicative of future performance.

                                  1993

                                    High            Low

               1st Qtr             $ .31          $ .09
               2nd Qtr             $ .31          $ .31
               3rd Qtr             $ .25          $ .12
               4th Qtr             $ .21          $ .12

1994

                                   High            Low

               1st Qtr             $ .27          $ .18
               2nd Qtr             $ .25          $ .15
               3rd Qtr             $ .15625       $ .09375
               4th Qtr             $ .09375       $ .03

1995

                                   High            Low

               1st Qtr             $ .09          $ .03
               2nd Qtr             $ .07          $ .01
               3rd Qtr             $ .055         $ .045
               4th Qtr             $ .0625        $ .055


1996

                                    High            Low

               1st Qtr             $ .07          $ .06
               2nd Qtr             $ .13          $ .07
               3rd Qtr*            $ .09          $ .08

*    Through July 23, 1996.

As of July 23, 1996 the approximate number of Shareholders of record of the Company was 1,932. Although the Company had paid dividends to its shareholders prior to its initial public offering, any future payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

     In December, 1994, the Company's Common Stock was delisted from the NASDAQ Small Cap Market, due to non-compliance with the minimum bid price requirement. Although the Company made an appeal to the NASDAQ Listing Qualifications Committee, the delisting was not reversed. The Company's securities will not be relisted on NASDAQ until such time as the Company is able to comply with NASDAQ requirements, which will not occur for the immediately foreseeable future. The Company's securities are, however, quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".


Item 6.  Management's Discussion & Analysis of Financial
Condition and Results of Operations:

     This analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto.

     The Company believes that an understanding of its operating results requires an analysis into its business segments.

     Athenia designs, manufactures and assembles precision engineered injection molds for the manufacture of molded plastic products and parts for both its internal operations as well as for sale to outside customers.

     Custom Molding consists of the Company's injection molding operations, including ribbon cartridge kits or components, both to outside customers in the ribbon industry and to the Company's finished ribbon cartridge segment, and custom contract molded products to plastic product manufacturers.

     The Finished Ribbon cartridge segment manufactures computer printer and electronic typewriter ribbon cartridges for sale primarily to OEM printer manufacturers and ribbon industry co-manufacturers.

     The Audio Cassette segment manufactures pre-leadered audio cassettes and related accessories for sale to major record companies, custom trade duplicators and blank tape loaders. Operations for this segment were suspended during 1994 due primarily to intense foreign competition as well as an industry oversupply. The Company is currently in the process of liquidating these assets.

     The following tables summarize net sales and operating income (loss) by segment.

                                   Year Ended March 31,
                                   1996                1995
                                   (Dollars in Thousands)

Sales
Athenia                            $  351              $  869
Custom Molding                      2,507               2,080
Finished Ribbons                    1,125               1,470
Audio Cassettes                         4                 267
     Total Sales                   $3,987              $4,686

Operating Income (Loss)

Athenia                           $ (180)               $(102)
Custom Molding                       289                  216
Finished Ribbons                    (145)                 (43)
Audio Cassettes                      (46)                (237)
  Total Operating Income (Loss)   $  (82)             $  (166)

Investment Expense                $ (122)             $  (134)
Interest and Other Income             53                   86
Gain on Sale of  Joint Venture        22                  250
Gain on Sale of Equipment             26                   --
  Net Income (Loss)           $     (103)             $    36


The Company's total net sales for the year ended March 31, 1996 decreased $699,000 or 14.9% from the year ended March 31, 1995. The Company had a net loss of $103,000 for the year ended March 31, 1996 as compared to net income of $36,000 for the prior year. Included in the 1995 net income figure is a one-time gain on the sale of Beres' interest in Advanced Imaging Technology Inc. (AIT) of $250,000. The 1996 net loss figure included one-time gains of approximately $48,000.

     Athenia's sales decreased $518,000 to $351,000 for the year ended March 31, 1996 as compared to the 1995 fiscal year. During the 1996 period, Athenia incurred an operating loss of $180,000 as compared to an operating loss of $102,000 for the fiscal year ended March 31, 1995. The significant decrease in sales is primarily the result of slow market conditions being experienced by most competitors in the industry. The increase in operating loss is primarily the result of the lower sales level resulting in a lower gross profit and the nature of certain fixed selling, general and administrative expenses. Although requests for quotations for products manufactured by this segment have been increasing recently, it is not possible to determine at this time if a reversal of the sales trend will be forthcoming.

     Custom Molding sales increased $427,000 or 20.5% during the year ended March 31, 1996 as compared to the year ended March 31, 1995. This segment produced operating income of $289,000 in the current year as compared to operating income of $216,000 during the year ended March 31, 1995. The sales increase for this segment is a direct result of a concentrated effort to secure additional custom contract molding and redirect the Company to becoming more of a custom molder, due to the fact that the Company has discontinued audio cassette operations. When manufacturing audio cassettes, a certain portion of the custom molding equipment was utilized to supply molded parts to the audio cassette segment. The increase in operating profit for this segment is a direct result of an increase in gross profit dollars realized from the increased sales level, despite the fact that a customer who, in 1995, signed a five year contract with the Company guaranteeing a minimum of $1,000,000 annually in custom molding sales, has not reached those levels. Management is hopeful that through a continued intense sales effort this higher level of sales for this segment will continue. Management is currently negotiating a settlement with the customer that breached the contract.

     Finished Ribbon cartridge sales decreased $345,000 or 23.5% during fiscal year ended March 31, 1996 as compared to the prior year. This segment produced an operating loss of $145,000 during the most recent fiscal year as compared to an operating loss of $43,000 during the year ended March 31, 1995. The decrease in sales is primarily the result of a shrinking market for impact printer ribbon products which are losing market share to the newer ink jet and laser printers that do not use ribbons. The increase in loss results from the lower gross profit caused by increased competition. Management is now concentrating its efforts on controlling costs in this segment to improve profit margins and concentrating its sales efforts on certain niche markets in the industry. It is not possible as this time to determine if these efforts will reverse the trend of this segment during the current fiscal year.

     Audio Cassette sales were virtually non-existent during the fiscal year ended March 31, 1996 with the exception of some inventory that was sold off. As discussed above, Management suspended audio cassette production during 1994 due to intense foreign competition, a world wide oversupply and the credit worthiness of certain customers in the industry. At the current time Management is concentrating its efforts on selling the audio cassette assets. Although certain companies have expressed an interest, it is not possible to determine at this time if a purchaser will be found.

     Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. Cost of sales decreased to 81.4% during the year ended March 31, 1996 from 86.2% during fiscal year 1995. This cost decrease and resultant increase in gross profit is primarily the result of the increased sales level for the custom molding segment which traditionally carries the highest gross margins of the Company's products and services and Management's efforts to control manufacturing costs and improve efficiencies.

     Selling, General and Administrative Expenses increased $58,000 to $815,000 during fiscal year ended March 31, 1996 as compared to 1995. This increase is primarily the result of an increase in legal fees which was incurred during the year, primarily caused by the litigation with the Company's bank.

     Interest and Other Income decreased approximately $33,000 during fiscal year ended March 31,1996 as compared to 1995. This decrease is primarily the result of lower commissions earned on the sale of imported ribbon cartridge kits from an unaffiliated company.

     Interest Expense decreased approximately $12,000 during 1996 as compared to fiscal 1995. This decrease is primarily the result of the repayments of net borrowings.

     Gain on Sale of Joint Venture amounted to $22,000 during fiscal year ended March 31, 1996. This gain resulted from selling assets received from the joint venture (AIT) for which the Company had no use.

     Gain on Sale of Equipment was $26,000 for the fiscal year ended March 31, 1996. This gain resulted primarily from the sale of a molding machine which was replaced with a new machine.

LIQUIDITY AND CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL
CONDITION

Operating Activities

Although the Company reported a net loss of $103,000 for fiscal year ended March 31, 1996, the Company generated a respectable $132,000 in net cash from operations. However, due to a repayment of outstanding debt during the year of approximately $174,000 and the net affect of investing in equipment of approximately $35,000, the Company experienced a net decrease in cash and cash equivalents of $77,000 for fiscal year ended March 31, 1996. Despite this reduction, however, the Company had cash reserves at March 31, 1996 of $645,000 of which $268,000 is being held as restricted cash by our primary bank lender. As of June 3, 1996, litigation related to the restricted cash was settled, with $107,000 of the restricted cash being utilized to reduce the Company's indebtedness to its lender, and the balance being released to the Company. Management is of the opinion that operations during the coming year will generate sufficient cash flows to service scheduled debt repayments.

Financing Activities and Liquidity

The Company had a working capital default of $84,000 at March 31, 1996 as compared to a working capital deficit of $87,000 at March 31, 1995. Although the Company consummated the refinancing of its real estate mortgage in the amount of $1,200,000 during March, 1994 into a five year term loan, the balance of this loan, approximately $1,099,000, is included in current liabilities due to non-compliance with certain ratios in the mortgage agreement as discussed in the 1995 and 1994 10-KSB's. This classification also resulted in a term loan to another bank, in the amount of approximately $85,000, to not be in compliance with a covenant in its loan agreement and, therefore, is also included in current liabilities. As a result of the Company's settlement of its litigation with First Fidelity Bank, the Company anticipates that its loan will be in good-standing as a long term loan, thereby freeing up certain other collateral and the releasing of a substantial portion of the restricted cash. This will have a significant positive affect on the Company's balance sheet as well as affording the Company the ability to seek additional financing utilizing the released collateral.

At the present time, the Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled debt repayments other than the reclassified long term portions of the bank debt are expected to be met by operating cash flows. If necessary, additional cost cutting measures will also be instituted.

Achieving a return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, increasing sales above current levels, securing capital for growth and the overall health of the U.S. economy. It is not possible to determine the effects of these factors on the Company's financial condition on liquidity at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses on a significant downturn in the economy, Management is hopeful for an improvement in long term operating results.

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1996




                                                       Page

Independent Auditors' Report                           F-2

Financial Statements:

Consolidated Balance Sheet as of March 31, 1996        F-3

Consolidated Statements of Operations
 For the Years Ended March 31, 1996 and 1995           F-4

Consolidated Statements of Changes in
 Stockholders' Equity
 For the Years Ended March 31, 1996 and 1995           F-5

Consolidated Statements of Cash Flows
 For the Years Ended March 31, 1996 and 1995           F-6

Notes to Consolidated Financial Statements     F-7 to F-14






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Beres Industries, Inc.

We have audited the accompanying consolidated balance sheet of Beres Industries, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Beres Industries, Inc. and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.



WITHUM, SMITH & BROWN
TOMS RIVER, NJ 08753
June 12, 1996, except as to
Note 13 for which the date
is June 30, 1996

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996

       ASSETS
Current Assets:
  Cash and cash equivalents                                  $   377,000
  Cash - restricted                                              268,000
  Accounts receivable less allowance for
    doubtful accounts of $258,000                                600,000
  Inventories:
   Raw materials                                                  94,000
   Work-in-process                                               183,000
   Finished goods                                                 17,000

  Prepaid expenses and other current assets                       70,000
               Total Current Assets                            1,609,000

Property, Plant and Equipment - Net                            1,759,000

Other Assets                                                      57,000
       TOTAL ASSETS                                          $ 3,425,000

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                       $   250,000
  Current maturities of capital lease obligations                 61,000
  Accounts payable and accrued expenses                          413,000
  Customer deposits                                               35,000
       Total Current Liabilities                                 759,000

Long-Term Debt, Less Current Maturities                          934,000

Long-Term Capital Lease obligations,
 Less Current Maturities                                         133,000

Commitments and Contingencies                                        -

Stockholders' Equity:
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued and outstanding - 12,412,000 shares                    248,000
  Capital in excess of par value                               3,445,000
  Accumulated deficit                                         (1,924,000)
                                                               1,769,000
  Less: Amounts due on sale of common stock                      170,000

       Total Stockholders' Equity                              1,599,000
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                 3,425,000

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 1996 AND 1995


                                               1996                1995
Revenues:

  Net sales
   - Unaffiliated customers                $ 3,987,000         $ 4,591,000
   - Advanced Imaging Technology, Inc.            -                 95,000

       Total Revenues                        3,987,000           4,686,000


Costs and Expenses:

  Cost of goods sold                         3,244,000           4,038,000
  Selling, general and administrative
   expenses                                    815,000             757,000
  Provision for doubtful accounts               10,000              57,000

       Total Costs and Expenses              4,069,000           4,852,000

Operating Loss                                 (82,000)           (166,000)

Other Income (Expense):
  Interest and other income                     53,000              86,000
  Interest expense                            (122,000)           (134,000)
  Gain on sale of joint venture                 22,000             250,000
  Gain on sale of equipment                     26,000                 -


       Total Other Income (Expense)-Net        (21,000)            202,000

Net Income (Loss)                          $  (103,000)        $    36,000

Weighted Average Number of
 Common Shares Outstanding                  12,412,000          12,412,000

Net Income (Loss) Per Common Share               $(.01)             $ -


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995


                   Common    Stock      Excess of  Accumulated  Common Stock
                   Shares    Par Value  Par Value    Deficit     Receivable

Balance,
 April 1, 1994    12,412,000 $ 248,000 $3,445,000 $(1,857,000)  $(170,000)

Year Ended
 March 31, 1995
  Net Income            -         -          -         36,000       -

Balance,
 March 31, 1995   12,412,000   248,000  3,445,000  (1,821,000)   (170,000)

Year ended
 March 31, 1996
  Net Loss               -        -          -       (103,000)       -

Balance,
 March 31, 1996  12,412,000  $ 248,000 $3,445,000 $(1,924,000)  $(170,000)





                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (103,000) $    36,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                    246,000      385,000
     Gain on sale of joint venture                    (22,000)    (250,000)
     Gain on sale of equipment                        (26,000)        -
     Changes in operating assets and liabilities:
       Accounts receivable - trade:
         Unaffiliated customers                        11,000      197,000
         Advanced Imaging Technology, Inc.               -          26,000
       Inventories                                     80,000       38,000
       Prepaid expenses and other current assets      (52,000)       3,000
       Accounts payable and accrued expenses          (31,000)    (237,000)
       Customer deposits                               30,000      (36,000)
       Other assets                                    (1,000)      (8,000)
       Net cash provided by operating activities      132,000      154,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                      26,000         -
  Proceeds from sale of joint venture                  22,000      250,000
  Investments in restricted cash                      (14,000)    (254,000)
  Acquisitions of property, plant and equipment       (69,000)     (50,000)
       Net cash used in investing activities          (35,000)     (54,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt               (124,000)    (152,000)
  Principal payments on capital lease obligations     (50,000)     (51,000)
       Net cash used in financing activities         (174,000)    (203,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (77,000)    (103,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR               454,000      557,000

CASH AND EQUIVALENTS, END OF YEAR                  $  377,000   $  454,000



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                    $  123,000   $  126,000

  Income taxes paid                                $     -      $    -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Capitalized lease obligations incurred           $  144,000   $     -



                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

         Nature of Business - The Company's principal business is injection molding plastic parts, manufacturing precision engineered molds and assembling finished ribbons. The Company's customers range from local to multi-national companies.

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

         Revenue Recognition - Sales are recognized as products are shipped.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method, based upon estimated useful lives of 5 to 10 years for machinery, equipment, furniture and fixtures, 5 years for automobiles, 31-1/2 years for buildings and 10 years for building improvements.

         Income Taxes - Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported.

         Net Income (Loss) Per Common Share - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Options are not included when their inclusion would be antidilutive.

         Reclassifications - Certain amounts previously reported in the March 31, 1995 financial statements have been reclassified to conform with the March 31, 1996 presentation.


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

         Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Management Actions to Overcome Liquidity Problems:

         At March 31, 1996 and 1995, the Company was not in compliance with certain required ratios included in their bank loan agreements. This situation caused approximately $1,200,000 of the Company's long term debt to become currently due, created a working capital ratio of under 1.0 to 1.0 and, therefore, created substantial doubt about the Company's ability to continue as a going concern. On June 30, 1996 the company refinanced this debt on terms and conditions that provide for $250,000 of principal to be currently due. See Note 13 for further information concerning the refinance. This substantially improved the Company's liquidity.

Note 3 - Property, Plant and Equipment:

         Property, plant and equipment at March 31, 1996 is summarized as follows:

           Land                                   $   50,000
           Building or building improvements       1,719,000
           Machinery and equipment                 5,034,000
           Furniture and fixtures                     93,000
           Automotive equipment                       18,000
                                                   6,914,000
           Less: Accumulated depreciation          5,155,000
                                                  $1,759,000

         Assets under capital leases at March 31, 1996 are included in property, plant and equipment as follows:
           Machinery and equipment                $  311,000
           Less: Accumulated amortization             98,000
                                                  $  213,000

         Depreciation and amortization included as a charge to operations amounted to $238,000 for 1996 and $376,000 for 1995.


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt:

         Long-term debt at March 31, 1996 is summarized as follows:

         Mortgage payable to bank, due in monthly installments
          of $11,977 including interest at 8.6%, through
          May 1999 when the remaining balance of
          $962,000 is due                                        $1,099,000

         Note payable to bank, due in monthly principal
          installments of $5,000 plus interest at
          Prime + 1-1/2% through September 1997                      85,000

         Total                                                    1,184,000

         Less: Current maturities as adjusted by the
          refinance referred to in Note 13                          250,000

         Long-Term Debt, Less Current Maturities                 $  934,000
         Accounts receivable, inventories, equipment, land and building are collateral for the above indebtedness.

         Future maturities of long-term debt as adjusted by the refinancing referred to in Note 13 are as follows:

           Year Ending March 31,
                1997                                             $  250,000
                1998                                                 66,000
                1999                                                 72,000
                2000                                                 78,000
                2001                                                 85,000
                2002 and subsequent                                 633,000
                                                                 $1,184,000


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

         The provision for income taxes consists of the following:

                                             Federal    State    Total

         1996 Provision - Current            $  -      $   100  $   100
         1996 Provision - Deferred              -         -         -
         Benefit of NOL Carryforwards           -         -         -

           March 31, 1996 Net Provision      $  -      $   100  $   100


         1995 Provision - Current            $12,600   $ 3,000  $15,600
         1995 Provision - Deferred              -         -        -
         Benefit of Surtax Exemption          (7,600)     -      (7,600)
         Benefit of NOL Carryforwards         (5,000)   (3,000)  (8,000)

           March 31, 1995  Net Provision     $  -      $  -     $  -

         Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 1996 follow:

         Allowance for Doubtful Accounts Receivable  $ 110,000
         Accrued Vacation and Bonus Pay                 27,000
         Net Operating Loss Carryforwards              627,000
         Valuation Allowance                          (706,000)

           Total Deferred Income Tax Assets          $  58,000

         Accelerated Depreciation                    $ (58,000)

           Total Deferred Income Tax Liabilities     $ (58,000)

             Net Deferred Income Tax Asset           $    -

         At March 31, 1996, the Company had consolidated net operating loss carryforwards for Federal income tax purposes of approximately $1,500,000 that expire through the year 2009,and approximately $1,300,000 that expire through the year 2001 for state income tax purposes.

         A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

                                                  1996           1995

         U.S. Federal Statutory Rate of Tax       34.0%          34.0%
         Benefit of Surtax Allocation               -           (19.0)
         Benefit of Net Operating Loss
           Carryforwards                            -           (15.0)
         Operating Losses with no Current
          Tax Benefit                            (34.0)           -
         Effective Tax Rate                        -  %           -  %

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Capital Leases:

         Obligations under capital leases due in monthly
          installments of principal plus interest at rates
          ranging from 4.3% to 17.9% and maturing through
          November 2000.                                         $  194,000

         Less: Current Maturities                                    61,000

         Long-Term Capital Leases, Less Current Maturities       $  133,000

         The following is a schedule of future minimum rental payments required for all noncancellable capital leases that have initial or remaining lease terms in excess of one year at March 31, 1996.

           Year Ended March 31,
                1997                                   $ 75,000
                1998                                     55,000
                1999                                     35,000
                2000                                     35,000
                2001                                     27,000
           Total future minimum lease payments          227,000
           Less: Amount representing interest            33,000
           Present value of future minimum
            lease payments                             $194,000

Note 7 - Contingencies:

         Legal Proceedings - The Company is a defendant in a number of legal proceedings which occurred in the normal course of business. Management of the Company, after consultation with legal counsel, feels that the ultimate resolution of these matters will not have a material affect on the Company's financial position.

         SEC Proceedings - On August 17, 1993 the United States District Court for the District of New Jersey entered a Final Judgment of Permanent Injunction by Consent against Beres Industries, Inc., Charles Beres, Sr. and Charles Beres, Jr. enjoining future violations under Section 17(a) which may arise out of any future negligent conduct. The Company, Charles Beres, Sr. and Charles Beres, Jr. consented to the entry of the injunction without admitting or denying the allegations in the Complaint.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Common Stock and Options:

         Amounts Due on Sale of Common Stock - Amounts due on the sale of common stock relate to a sale of 1,200,000 shares of common stock at $.25 per share to the Company's Chairman of the Board, prior to the company's 1986 public offering. Pursuant to the terms of the original note dated April 13, 1986, interest only was payable at the prime rate until June 30, 1988 and principal payments at $37,500 per calendar quarter plus interest were to commence on September 30, 1988 and end on June 30, 1990. At March 31, 1996, the unpaid balance includes principal and interest which was in arrears. No subsequent payments or new arrangements have yet been made for payment.

         During 1990, counsel provided the Company with an opinion that the 1,200,000 shares issued for the promissory note did not comply with New Jersey statutory law at the time.

         Pending resolution of the matter, no interest has been recorded on this note since 1989. In the event shares were returned at the subscription price and unpaid principal and interest recorded were forgiven, 589,000 shares would be returned and a charge against earnings equal to $23,000 for accrued interest would be made. Pro forma income (loss) per share would be $(.01) and $( - ) for March 31, 1996 and 1995, respectively.

         Options - At March 31, 1996, the Company had previously granted Incentive Stock Options for officers and other employees to purchase 117,000 shares of the Company's common stock at $3.00 per
         share.   Such options expire from 1996 through 1999.  As of March
         31, 1996,  all such options were exercisable.

         The Company has also reserved an additional 1,383,000 shares of common stock for possible future issuance under its Incentive Stock Option Plan. Pursuant to the plan, grants entitling the holder to purchase up to $100,000 in fair market value of shares in any calendar year may be made to an officer or employee. Options may be granted for a period of ten years at 100% of the fair market value of the common stock on the date of grant, except for grants to stockholders owning more than 10% of the outstanding common stock (for whom the period is five years and the exercise price is 110% of fair market value). As of March 31, 1996, no option has been granted under this plan.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Major Customers and Credit Risk Concentrations:

         Major Customers and Credit Risk Concentrations - Sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                         Accounts Receivable            Sales for the
                            at March 31:            Year Ended March 31:
                           1996         1995          1996         1995
         Customer A     $ 21,000     $  6,000       $691,000     $   -

         Customer B     $126,000     $195,000       $569,000     $474,000

         Customer C     $129,000     $ 90,000       $541,000     $933,000

         Customer D     $ 57,000     $  2,000       $842,000     $909,000

         The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $500,000 at March 31, 1996. Management reviews the banks periodically and considers the credit risk minimal.


Note 10- Fair Value of Financial Instruments:

         The amounts included in the balance sheet as of March 31, 1996 for cash and cash equivalents, other current assets, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.


Note 11- Segment Information:

         Segment Information - The Company includes definitions of its segments in its "Management's Discussion and Analysis" appearing elsewhere herein. The segment descriptions are an integral part of this footnote. Such segment information provides an appropriate description of the nature of its credit risks.

         Athenia sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $51,000 and $16,000 for the years ended March 31, 1996 and 1995, respectively.


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Segment Information (Continued):

         Corporate assets consist of cash and cash equivalents, prepaid expenses, due from officers, and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

         Information about segments follows:

                 Precision   Custom   Finished  Audio   Corporate
                  Molds     Molding   Ribbon   Cassette and Other Consolidated
1996:

Sales              351,000  2,507,000 1,125,000   4,000       -    3,987,000
Operating Earning (180,000)   289,000 (145,000) (46,000)      -      (82,000)
Identifiable
 Assets            291,000  1,291,000  524,000  413,000  906,000   3,425,000
Depreciation and
 Amortization       20,000    162,000   22,000   25,000   17,000     246,000
Capital Expenditures   -      153,000     -     56,000     4,000     213,000

1995:

Sales              869,000  2,080,000  1,470,000   267,000     -   4,686,000
Operating Earning (102,000)   216,000  (43,000)   (237,000)    -    (166,000)
Identifiable
 Assets            333,000  1,427,000  448,000  466,000  885,000   3,559,000
Depreciation and
 Amortization       38,000    232,000   27,000    69,000    19,000    385,000
Capital Expenditures   -       23,000   10,000    17,000      -        50,000

Note 12- Joint Venture:

         On May 30, 1988, the Company entered into a Joint Venture Agreement (the "Agreement") with Hitachi Powdered Metals Co., Ltd. ("HPM"), a member of the Hitachi Group. Pursuant to the Agreement, the Company and HPM formed Advanced Imaging Technology, Inc. ("AIT"), in which the company owned a 15% interest until November, 1994 at which time the Company sold it's entire interest in AIT to Hitachi. AIT was engaged in the manufacture and sale of finished ribbon cartridges, other ribbon-related products and plastic kits. The Company and AIT also had a plastic kit supply agreement that provided for AIT to purchase substantially all of its requirements for plastic kits from the Company.

Note 13- Subsequent Events:

         On June 30, 1996, the Company refinanced it's mortgage payable over a term of approximately eleven years, at 8.6% per year. This refinance removes the restrictive covenants from the loan and, allows the majority of the debt to be classified as long-term.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure:

         On March 8, 1995, the Company advised its independent accountants, Wiss & Company, that the Company did not intend to reappoint Wiss & Company to complete its audit for the fiscal year ending March 31, 1995. The Company's action was approved by its Board of Directors.

         Wiss & Company's report on the Company's financial statements, for the fiscal year ended March 31, 1994, contained a "going concern" qualification. During the two (2) preceding fiscal years, and for the interim periods through December 31, there were no "disagreements" (as that term is defined in Item 304 of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wiss & Company, would have caused it to make reference to the subject of its disagreement in connection with its report.

         On March 9, 1995 the Company engaged its present independent accountants, Withum, Smith & Brown, Toms River, New
Jersey.

                                PART III

Item 9.  Directors and Executive Officers of the Registrant:

         The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Charles Beres, Sr.     78       Chairman of the Board
                                and Director

Charles Beres, Jr.     47       President, Chief Executive
                                Officer, Chief Financial
                                Officer, Treasurer and Director

Joseph Delikat         56       Vice President, Secretary
                                and Director

Joseph L. Ruden        75       Vice Chairman of the Board
                                of Directors and Director

Harold Zuber           63       Vice President and Director


     Charles Beres, Sr., is Beres' founder and has been associated with it since its inception in June, 1960. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee. Mr. Beres now serves the Company as Chairman of the Board, and in an advisory capacity only.

     Charles Beres, Jr., has been President, Chief Executive Officer and a Director of Beres since 1972, Treasurer and Chief Financial Officer since December, 1987 and Secretary from 1979 until February, 1986. Charles Beres, Jr., is the son of Charles Beres, Sr. Mr. Beres holds a Bachelor of Science Degree in Mechanical Engineering from New York University and a Masters in Business Administration from Fairleigh Dickinson University which he received in 1970 and 1976, respectively. Mr. Beres was employed by the Engineering Department of Beres from June, 1970 until November, 1972 when he became President and Chief Executive Officer. Mr. Beres was also Secretary of Athenia and Supply Dynamics from July, 1976 and October 1983, respectively, until February, 1986. Mr. Beres is primarily responsible for managing the day-to-day operations of the Company. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee.1

  1 On August 17, 1993 the United States District Court for the
    District of New Jersey entered a Final Judgment of Permanent Injuction by Consent against Beres Industries, Inc., Charles Beres, Sr. and Charles Beres, Jr., enjoining future violations under Section 17(a) which may arise out of any future negligent conduct. The Company, Charles Beres, Sr. and Charles Beres, Jr. consented to the entry of the injunction without admitting or denying the allegations in the Complaint.

     Joseph Delikat has served as Vice President of Beres since October, 1983, as Director in 1986, as Secretary since December, 1986 and was subsequently appointed as a Director in 1989. Mr. Delikat was Vice President of Business Machine Supply, Inc., from August, 1980 until September, 1983 where he was primarily responsible for that company's marketing and production activities; was Vice President/General Manager of Cellu-Pak, the office machines supply division of Paramount Packaging, from December, 1972 until August, 1980; and was Plant Manager for the Burlington Plant of Olivetti Corporation of America from October, 1964 until December, 1972. Mr. Delikat holds a bachelor of Science degree from Newark College of Engineering, and a Masters degree in Management Engineering from Newark College of Engineering. He is responsible for overseeing the engineering, product development and sales aspects of Supply Dynamics' business, and is also President, Chief Operating Officer and a Director of Supply Dynamics. Mr. Delikat has also been Secretary of Athenia since December, 1987. Mr. Delikat, whose terms as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee.

     Joseph L. Ruden is Beres' Vice Chairman and has been associated with it since January, 1986. Mr. Ruden founded Penn Manufacturing, Inc. and Esquire Pen Corp. in 1960 and 1976, respectively, and served as President of each of them from their respective inceptions in 1960 and 1976, until September, 1985. Mr. Ruden's term as Director will continue until his successor is duly elected and qualified.

     Harold Zuber has served as Vice President of Beres since September, 1979 and was the head of its Mold Division from November, 1960 until March 1975. Mr. Zuber also served as a Director of Beres from 1972 until January, 1986 and was subsequently appointed as a Director in 1989. Mr. Zuber was Vice President of Lincoln Mold Tool & Die Company, Inc., a manufacturer of precision engineered molds, from March, 1975 until August, 1976 when he rejoined the Company and became President, Chief Operating Officer, and a Director of Athenia, positions which he still maintains. Mr. Zuber is also responsible for overseeing the engineering, product development and sales aspects of Athenia's business. In addition, Mr. Zuber has been Secretary of Supply Dynamics since December, 1987. Mr. Zuber obtained a Certificate in Plastics Technology and Newark College of Engineering in 1957 and was a graduate of the Plastic Mold Design Course of Stevens Institute of Technology in 1954. Mr. Zuber's term as Director will continue until his successor is duly elected and qualified.

Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 1994.

  Name of Individual
     or Number of      Capacities in           Cash
   Persons In Group    Which Served         Compensation Paid*

Charles Beres, Sr.       Chairman of the                   $36,039
                    Board

Charles Beres, Jr.       Chief Executive                  $91,585(1)
                    Officer, President,
                    Treasurer, Director

Harold Zuber        Vice President             $85,800(1)

Joseph Delikat           Vice President                   $79,555(1)

Joseph L. Ruden     Vice Chairman of               -0-
                    the Board

                             Total              $292,979


All Officers and
Directors as a Group

__________________________

* Includes bonuses and additional compensation paid for vacations not taken.

(1) In addition, the Company provides vehicles to and/or pays all related expenses on behalf of these officers.

                 INCENTIVE STOCK OPTION PLAN

   On March 5, 1986, Beres' shareholders and directors adopted the Beres Industries, Inc. Incentive Stock Option Plan (the "Plan"), which Plan was amended by Beres' Board of Directors on April 29, 1986 to increase the total number of shares reserved for issuance pursuant to the Plan as a result of Beres' 3 to 1 stock split effective April 29, 1986. In the opinion of the Board of Directors, the use of stock options will make an important contribution to the Company's efforts to attract, retain and motivate its key employees and officers, and will promote an identity of interest between the Company's key employees and management. The Plan is an Incentive Stock Option Plan under the Economic Recovery Tax Act of 1981.

Participation

   Any person who is a full-time employee of the Company, or any subsidiary thereof, shall be eligible to participate in the Plan.

Shares Subject to the Plan

   Subject to adjustments authorized by the Plan, options to purchase a maximum of One Million Five Hundred Thousand (1,500,000) shares of Beres' Common Stock may be granted under the Plan to officers and employees who are eligible to become participants. The number of shares available for grant will be reduced by the number of stock options which are granted. If stock options under the Plan lapse because they are unexercised, the number of shares covered by the lapsed option will be available for grant again. Pursuant to the Plan, Beres may not grant a single employee or officer an option to purchase more than $100,000 of shares of its Common Stock in any one calendar year.

   In the event of adjustments in Beres' outstanding Common
Stock, the number of shares subject to options will be protected against dilution in accordance with the terms of the Plan.

Administration

   The Plan is administered by a Compensation Advisory
Committee (the "Committee") consisting of the members of Beres'
Executive Committee. The Committee has the authority, subject to the approval of the Board of Directors, to:

   (a) Determine (1) the employees and officers to who the options under the Plan will be granted, and (ii) the number of options to be awarded to each grantee;

   (b) Interpret, construe and implement the provisions of the various arrangements available under the Plan; and

   (c) Establish, amend and rescind appropriate rules and regulations relating to the Plan (however, the number of shares subject to the Plan may not be increased without shareholder approval).

   The members of the Committee are appointed on an annual basis.

Exercise of Options

   Stock Options may be exercised in whole or in part and shall be exercisable at such time following the date of grant as shall be determined by the Committee. In the event that a grantee owns more than ten (10%) percent of Beres' outstanding Common Stock, however, the option must be exercised within five (5) years from the date of grant. All other grantees have ten (10) years from the date of grant to exercise their options.

   The option price must not be less than one hundred (100%) percent of the "Fair Market Value" (defined in the Plan as the average bid and ask price of the Company's Common Stock on NASDAQ or such other exchange on which the Company's Common Stock may be listed) of the Common Stock on the date the option is granted, or in the event that the grantee owns more than ten (10%) percent of Beres' outstanding Common Stock, the option price shall be one hundred ten (110%) percent of the Fair Market value on the date of the grant. If Beres' Common Stock is not listed on NASDAQ or any other exchange, the "Fair Market Value" will be determined by the Committee, some or all of the members of which may be eligible for grants under the Plan. The date of the grant shall be the date on which the Board of Directors approves each option authorized by the Committee.

   In order to exercise an option in whole or in part, the grantee must give written notice to Beres' Secretary accompanied by full payment in cash, check or such other consideration as may be approved by the Board of Directors.

   The Committee and Beres' Board of Directors have the power to amend the Plan, except that the Committee or the Board of Directors may not, without the approval of Beres' shareholders increase the total number of shares reserved for issuance pursuant to the Plan (except to adjust for certain changes in capital.)

   An aggregate of 117,000 options are issued and outstanding under the Plan to certain officers, executives, and employees of the Registrant. See "Executive Compensation". During the fiscal year ended March 31, 1995, no options were issued to officers, executives and employees of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

   The following table sets forth as of July 23, 1996, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

                                     Amt. of Shares
                 Name and Address     Beneficially      Percent of
Title of Class   of Beneficial Owner     Owned            Class


Common Stock  Charles Beres, Sr.   2,467,667 (1)         19.9%
              3227 Abbey  Lane
              Lavalette, N.J.

Common Stock  Charles Beres, Jr.     468,213 (2)          3.8%
              134 Stone Hedge Dr.
              Toms River, N.J.

Common Stock  Harold Zuber               -0-                 0%
              5 Hayes Road
              Union, N.J.

Common Stock  Joseph L. Ruden        382,970              3.1%
              25 Josh Court
              Clifton, N.J.

Common Stock  Joseph Delikat         240,000 (3)          1.9%
              9 Forest Lane
              Tabernacle, N.J.

Common Stock  All Officers and      3,558,850            28.7%
              Directors as a Group

(1) Includes 313,561 shares held as of record by Mr. Beres' wife, Ann.
(2) Includes an aggregate of 324,000 shares held as of record by Mr. Beres' wife, Patricia, and his three children, Charles, III, Jacqueline and Laura, in which Mr. Beres disclaims any beneficial ownership.
(3) Includes 105,000 shares held of record by Mr. Delikat's wife, Rosemary.

Item 12.  Certain Relationships and Related Transactions:

   In or about April, 1986, the Company issued 1,200,000 shares of the restricted, unregistered Common Stock of the Company to its Chairman of the Board, Charles Beres, Sr., in exchange for a Promissory Note executed by Mr. Beres to the Company in the amount of $300,000. The Promissory Note provided for payments of interest only until June 30, 1988 and quarterly payments of principal in the amount of $37,500, plus interest until the note was paid in full. There is presently outstanding on the loan $147,000 principal, plus $23,000 of accrued interest. Although the issuance of the shares to Charles Beres, Sr., was not in accord with the New Jersey Business Corporation Act as in effect at the time of the issuance, the rights and obligations of the respective parties cannot be determined except by agreement of the parties or a judicial finding. Pending resolution of this issue, no further payments of principal or interest have been made.

Item 13.  Exhibits, Financial Statement Schedules and Reports on
Form 10-K and Reports on Form 8-K:


     Page

(a)     1.   See Index to Financial Statements..........       F-l

        2.   Schedules - To be supplied

        3. The exhibits which are required by Item 601 of Regulations S-K that are hereby incorpor-ated by reference pursuant to Rule 12b-23 are as follows:

   (3.) Articles of Incorporation and By-Law. (1)

   (9.) Voting Trust Agreement (1)

(10.38) Note by and between the Registrant and Charles
        Beres Sr., dated April 13, 1987. (1)

(10.39) Joint Venture Agreement by and between the Registrant and Hitachi Powdered Metals, Co.,
        Ltd., and Advance Imaging Technology, Inc., dated May 30, 1988. (2)

(10.40) Employment Agreement, dated as of January 2,
        1989, by and between the Registrant and Charles
        Beres, Jr., (1)

(10.41) Employment Agreement dated as of January 2,
        1989, by and between the Registrant and Joseph
        Delikat. (1)

(10.42) Employment Agreement dated as of January 2,
        1989, by and between the Registrant and Harold
        Zuber. (1)

(10.43) Employment Agreement dated as of January 2,
        1989, by and between the Registrant and Paul
        Rolando. (1)

(10.45) Termination of Employment Agreement, dated as of January 2, 1989, by and between the Regis-trant and Paul Rolando. (1)

(10.46) Incentive Stock Option Agreement dated as of
        January 2, 1989, by and between the Registrant and Charles Beres, Jr. (1)

(10.47) Incentive Stock Option Agreement dated as of
        January 2, 1989, by and between the Registrant and Joseph Delikat. (1)

(10.48) Incentive Stock Option Agreement dated as of
        January 2, 1989, by and between the Registrant and Harold Zuber. (1)

(10.49) Incentive Stock Option Agreement dated as of
        January 2, 1989, by and between the Registrant and Paul Rolando. (1)

(18.)   Letter re change in accounting principles. (3)

(28.14) Term Note by and between the Registrant and Midlantic National Bank North dated November,
        1987. (3)

(28.15) Term Note by and between the Registrant and Midlantic National Bank North dated December,
        1987. (3)

(28.16) Mortgage Loan Documents by and between the Registrant and Midlantic National Bank North dated April 13, 1987. (3)

(28.17)      Term Note with Agreement between Beres Indus-
        tries, Inc. and First Fidelity Bank, N.A. dated
        March 29, 1994 (the "First Fidelity Loan").

(28.18) Term Loan Agreement between Beres Industries,
        Inc. and First Fidelity Bank, N.A., dated
        March 29, 1994 (the "First Fidelity Loan").

(28.19) Mortgage, Assignment of Leases and Security

        Agreement between Beres Industries, Inc. and
        First Fidelity Bank, N.A., dated March 29,
        1994 (the "First Fidelity Loan").

(28.20) Guaranty and Suretyship of Athenia Plastic Mold
        Corp. as to the First Fidelity Loan.

(28.21) Guaranty and Suretyship of Supply Dynamics, Inc.
        as to the First Fidelity Loan

_____________________

(1) Incorporated herein by reference to Registration Statement No. 33-3987-NY as initially filed and Amendment Nos. 1,2,3 and 4 thereto previously filed on March 12, 1986, May 1, 1986, May 7, 1986, May 13, 1986, June 9, 1986, respectively, and Post-Effective Amendment Nos. 1,2,3, and 4 and Amendment No. 1 to Post-Effective Amendment No. 1 to Post-Effective Amendment Nos. 1,2,3 and 4 and Amendment No. 1 to Post-Effective Amendment No. 4 filed on October 27, 1987, January 28, 1988, February 12, 1988, November 30, 1988 and February 9, 1989, respectively.

(2) Incorporated herein by reference to Form 8-K as filed with the Securities and Exchange Commission on June 8, 1988.

(3) Incorporated herein by reference to Form 10-K for the year ended December 31, 1987, as filed with the Securities and Exchange Commission on March 29, 1988.

(4) Incorporated herein by reference to Form 10-K for the year ended March 31, 1995 as filed with the Securities and Exchange Commission.


(b) Form 8-K was filed on March 9, 1995, and amended March 13, 1995 with respect to Item 4 - Changes in Registrant's
        Certifying Accountant.



                                SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BERES INDUSTRIES, INC. (Registrant)

                              BY:   CHARLES BERES, JR. /S/
                                   _______________________________
                                   CHARLES BERES, JR., Chief
                                   Executive Officer, President,
                                   Treasurer, Chief Financial
                                   Officer, Director

                             Dated: 7/25/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                         BY:  CHARLES BERES, SR. /S/
                              _________________________________
                              CHARLES BERES, SR. Chairman of
                              the Board, Director

                         Dated: 7/25/96



                         BY:  CHARLES BERES, JR. /S/
                              ________________________________
                              CHARLES BERES, JR., Chief
                              Executive Officer, President,
                              Treasurer, Chief Financial
                              Officer, Director

                         Dated: 7/25/96



                         BY:  JOSEPH DELIKAT /S/
                              ________________________________
                              JOSEPH DELIKAT, Vice President,
                              Secretary, Director

                         Dated: 7/25/96



                         BY:  HAROLD ZUBER /S/
                              _________________________________
                              HAROLD ZUBER, Vice President,
                              Director

                         Dated: 7/25/96



                         BY:  JOSEPH L. RUDEN /S/
                              _________________________________
                              JOSEPH L. RUDEN, Vice Chairman
                              of the Board, Director

                         Dated: 7/25/96