Form 10QSB
period 1996-06-30
BERES INDUSTRIES INC
filed 1996-08-15
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended June 30, 1996.

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

     (1) Yes   X   No                   (2)  Yes       No




State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:
                        12,411,934 - July 23, 1996

                          Beres Industries, Inc.

                               June 30, 1996
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996 and
          March 31, 1996

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 1996 and 1995

          Consolidated Statement of Changes in Stockholders
          Equity for the Three Months Ended June 30, 1996

          Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2. Managements Discussion and Analysis, Material Changes in Financial Condition and Results of Operations



                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                              6/30/96              3/31/96
                                             (Unaudited)           (Note 1)
            ASSETS

Current Assets
  Cash and Equivalents                       $   371,000         $   377,000
  Cash - Restricted                              271,000             268,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $258,000 at Each
     Date                                        603,000             600,000
  Inventories - Raw Materials                    104,000              94,000
              - Work in Process                   27,000             183,000
              - Finished Goods                   130,000              17,000
  Prepaid Expenses and Other
     Current Assets                               52,000              70,000

     Total Current Assets                      1,558,000           1,609,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $5,192,000 and $5,155,000
  Respectively                                 1,722,000           1,759,000

Other Assets                                      57,000              57,000

Total Assets                                 $ 3,337,000         $ 3,425,000
















              See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                              6/30/96              3/31/96
                                             (Unaudited)           (Note 1)

  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                                    $   228,000         $   250,000
  Current Maturities of Capital
     Lease Obligations                            61,000              61,000
  Accounts Payable and Accrued
     Expenses                                    350,000             413,000
  Customer Deposits                               23,000              35,000

  Total Current Liabilities                      662,000             759,000

Long-Term Debt - Less Current
  Maturities                                   1,045,000           1,067,000

Stockholders  Equity
  Common Stock - Par Value $.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                         248,000             248,000
  Capital in Excess of Par Value               3,445,000           3,445,000
  Retained Deficit                           ( 1,893,000)        ( 1,924,000)
                                               1,800,000           1,769,000

  Less:   Amounts Due on Sale of
            Common Stock                         170,000             170,000

     Total Stockholders  Equity                1,630,000           1,599,000

TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY                                     $ 3,337,000         $ 3,425,000








              See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months        Three Months
                                             Ended               Ended
                                             6/30/96             6/30/95

Revenues
  Contract Revenue and Net Sales             $ 1,025,000          $   891,000

     Total Revenues                            1,025,000              891,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                                         781,000             746,000
  Selling, General and
     Administrative                               195,000             197,000

     Total Operating Expenses                     976,000             943,000

Operating Income (Loss)                            49,000          (   52,000)

Other Income (Expenses)
  Interest and Other Income                        11,000              15,000
  Interest Expense                             (   29,000)         (   27,000)

     Total Other Income (Expenses)             (   18,000)         (   12,000)

Net Income (Loss)                             $    31,000         $(   64,000)

Weighted Average Number of Shares
  Outstanding                                  12,412,000          12,412,000

Net Income (Loss) Per Common Share
  Outstanding                                 $     0.002         $(    0.005)











        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

                        Common Stock              Capital in
                                                  Excess of       Retained
                    Shares         Par Value      Par Value       Deficit

Balances -
  April 1, 1996     12,412,000     $ 248,000     $ 3,445,000     $(1,924,000)

Net Income for the
  Period                 -              -              -              31,000

Balances -
  June 30, 1996    12,412,000      $ 248,000     $ 3,445,000     $(1,893,000)






























        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                1996                1995

Cash Flows from Operating Activities:

  Net Income (Loss) for the Period           $  31,000           $( 64,000)
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization            39,000              71,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade           (   3,000)           ( 70,000)
       Inventories                              33,000              26,000
       Prepaid Expenses and Other
          Current Assets                        16,000            (  6,000)
       Other Assets                                -0-               2,000
       Accounts Payable and Accrued
          Expenses                           (  63,000)           ( 46,000)
       Customer Deposits                     (  12,000)                -0-

  Net Cash Provided By (Used in)
     Operating Activities                       41,000            ( 87,000)

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                                     -0-            ( 59,000)
  Investment in Restricted Cash              (   3,000)                -0-

Net Cash (Used in) Investing Activities      (   3,000)           ( 59,000)













        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
             FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 1996                1995

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt       $ (28,000)          $( 26,000)
  Principal Payments on Capital
     Lease Obligations                        ( 16,000)           ( 12,000)

     Net Cash (Used in) Financing
       Activities                             ( 44,000)           ( 38,000)

Net Decrease in Cash and Equivalents           ( 6,000)           (184,000)
Cash and Equivalents, Beginning of Year        377,000             454,000
Cash and Equivalents, End of Period          $ 371,000           $ 270,000

SUPPLEMENTAL INFORMATION:
  Cash Paid for Interest                     $  29,000           $  31,000


























        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Basis of Presentation

          The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company s Form 10-KSB and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Form 10-KSB for the most recent fiscal year ended.

Note 2 -  Reclassifications

          Certain amounts previously reported in the June 30, 1995 financial statements have been reclassified to conform with the June 30, 1996 presentation.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales For the three months ended June 30, 1996 increased by $134,000 or 15% from those in 1995. Net Sales by segment were as follows:

                              Three Months
                              Ended September 30,

                               1996             1995

Athenia                   $  156,000       $  69,000

Custom Molding               591,000         579,000

Finished Ribbons             278,000         243,000

Audio Cassettes                    0               0

                          $1,025,000       $ 891,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the quarter ended June 30, 1996, Athenia's sales increased approximately $87,000 or 126% from the comparable 1995 period. This increase is primarily the result of the low level of shipments made during the 1995 period and is more indicative of normal sales level for this segment. Although backlog for Athenia has recently decreased, Management is hopeful that with continued effort to obtain new orders for new tooling and/or repairs, a respectable sales level will be maintained.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased approximately $12,000 or 2% for the quarter ended June 30, 1996 as compared to the similar period of 1995. As discussed in recent prior filings, Management has made a concentrated effort to redirect the Company toward increasing custom contract molding which traditionally carries the highest gross profit margins for the Company. Maintaining this increased level of sales for this segment is the result of those efforts. Management intends to continue concentrating its efforts in this area and anticipates that sales for this segment will remain at or above current levels.

Finished ribbons cartridge sales increased approximately $35,000 or 14.4% during the quarter ended June 30, 1996 as compared to the similar 1995 period. This increase is primarily the result of increased orders from one customer. Due to a decreased demand for impact ribbon products in the market, a result of the increased popularity of laser and ink jet printers, Management anticipates that sales for finished ribbons may suffer in the immediate future. In an attempt to offset this, efforts will be concentrated on attempting to secure business in certain niche markets for impact ribbons, i.e. point of sale products, where it is predicted that growth will continue. It can not be determined with certainty at this time if the Company will be successful in securing this business to offset the anticipated general decline.

Audio cassettes sales were $0 for the quarter ended June 30, 1996 due to the fact that production in this segment remains suspended at this time. As discussed in prior filings, production was halted due to losses resulting primarily from low selling prices caused by intense foreign competition. Management is attempting to liquidate the manufacturing equipment. Although certain prospective purchasers have expressed an interest, it is not known at this time if a sale of these assets will be successfully consummated.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 76.2% from 83.7% for the quarter ended June 30, 1996 as compared to 1995. This improvement is primarily the result of the overall increased sales level together with improved production efficiencies and controlled manufacturing costs.

Selling, general and administrative expenses remained approximately the same at $195,000 for the quarter ended June 30, 1996 as compared to $197,000 for the similar 1995 period.

Interest and other income decreased $4,000 to $11,000 for the quarter ended June 30, 1996 as compared to the similar 1995 period. This decrease is primarily the result of lower commission income earned on the sale of imported plastic ribbon kits.

Interest expense increased $2,000 to $29,000 for the three months ended June 30, 1996 as compared to the similar 1995 period. This increase is primarily the result of increased debt from a loan taken on during January 1996 for the Purchase of a new injection molding machine.

Net income for the quarter ended June 30, 1996 was $31,000 as compared to a net loss of $64,000 for the similar period of 1995. This improvement is primarily the result of the improvement in gross profit due to the increased level of sales and the result of controlling costs.

Management will continue to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. A particular emphasis is being placed on increasing sales in the custom molding segment which results in the highest gross profit margins. Absent a further downturn in the overall economy, Management is hopeful for improved operating results.


MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the three months ended June 30, 1996 was an improvement in working capital to $896,000 at June 30, 1996 from $850,000 at March 31, 1996.
Additionally, for the three month period, operations generated net cash of approximately $41,000 which was sufficient to allow the Company to meet all its obligations and not deplete reserves.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakened markets for its impact ribbon product line and the sluggishness of the U.S. economy. It is not possible to determine the effects of these factors on the Company's financial condition or liquidity at this time. Management is evaluating the possibility of raising capital to invest in new markets or attempting to align the Company with a strategic partner that could utilize the Company's capabilities as it moves forward.
The potential success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant further downturn in the economy, Management is hopeful for an improvement in long term operating results.


                BERES INDUSTRIES, INC. AND SUBSIDIARIES


  PART II OTHER INFORMATION


  Item 1  Legal Proceedings:

     There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 1996.

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


  Date:  August 12, 1996      BERES INDUSTRIES, INC.
                                        (Registrant)

                              S/ CHARLES BERES, JR.
                                Charles Beres, Jr., Chief
                                Executive Officer, President,
                                Treasurer, Chief Financial
                                Officer, Director


     Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  Dated:  August 14, 1996          S/ CHARLES BERES, SR.
                                     Charles Beres, Sr., Chairman
                                     of the Board, Director

  Dated:  August 12, 1996          S/ CHARLES BERES, JR.
                                     Charles Beres, Jr., Chief
                                     Executive Officer, President,
                                     Treasurer, Chief Financial
                                     Officer, Director

  Dated:  August 12, 1996          S/ JOSEPH L. DELIKAT
                                     Joseph L. Delikat, Vice
                                     President, Secretary, Director

  Dated:  August 12, 1996          S/ HAROLD E. ZUBER
                                     Harold E. Zuber, Vice
                                     President, Director