Form 10QSB
period 1996-09-30
BERES INDUSTRIES INC
filed 1996-11-22
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended September 30, 1996.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   X   No                   (2)  Yes       No




State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                      12,411,934 - November 13, 1996


                          Beres Industries, Inc.

                            September 30, 1996
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1996 and
          March 31, 1996

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1996 and 1995 and the Six
          Months Ended September 30, 1996 and 1995.

          Consolidated Statement of Changes in Stockholders
          Equity for the Six Months Ended September 30, 1996

          Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2. Managements s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations



                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   9/30/96             3/31/96
                                   (Unaudited)         (Note 1)
          ASSETS

Current Assets
  Cash and Equivalents             $ 609,000      $    377,000
  Cash - Restricted                    -0-             268,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $258,000 at Each
     Date                            574,000           600,000
     Inventories - Raw Materials     108,000            94,000
                 - Work in Process    51,000           183,000
                 - Finished Goods    153,000            17,000
     Prepaid Expenses and Other
          Current Assets              33,000            70,000

          Total Current Assets     1,528,000         1,609,000

Property, Plant and Equipment - Less
     Accumulated Depreciation of
     $5,230,000 and $5,155,000
     Respectively                  1,685,000         1,759,000

Other Assets                          54,000            57,000

Total Assets                      $3,267,000       $ 3,425,000
















              See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                    9/30/96            3/31/96
                                   (Unaudited)         (Note 1)

  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                           $  116,000         $ 250,000
  Current Maturities of Capital
     Lease Obligations                  61,000            61,000
  Accounts Payable and Accrued
     Expenses                          504,000           413,000
     Customer Deposits                  25,000            35,000

  Total Current Liabilities            706,000           759,000

Long-Term Debt - Less Current
  Maturities                         1,011,000         1,067,000

     Total Liabilities               1,717,000         1,826,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares               248,000           248,000
  Capital in Excess of Par Value     3,445,000         3,445,000
  Retained Deficit                 ( 1,973,000)       (1,924,000)
                                     1,720,000         1,769,000

  Less:   Amounts Due on Sale of
            Common Stock               170,000           170,000

     Total Stockholders  Equity      1,550,000         1,599,000

TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY                           $ 3,267,000       $ 3,425,000






              See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months   Three Months
                                   Ended          Ended
                                     9/30/96        9/30/95

Revenues
  Contract Revenue and Net Sales   $   836,000    $   915,000

     Total Revenues                    836,000        915,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                              696,000        766,000
  Selling, General and
     Administrative                    203,000        191,000

     Total Operating Expenses          899,000        957,000

Operating (Loss)                    (   63,000)    (   42,000)

Other Income (Expenses)
  Interest and Other Income             15,000         15,000
     Interest Expense               (   32,000)    (   31,000)

     Total Other (Expenses)         (   17,000)    (   16,000)

Net (Loss)                         $(   80,000)   $(   58,000)

Weighted Average Number of Shares
  Outstanding                       12,412,000     12,412,000

Net (Loss) Per Common Share
  Outstanding                      $(    0.006)   $(    0.005)











        Unaudited - See Accompanying Notes to Financial Statements



                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Six Months     Six Months
                                   Ended          Ended
                                     9/30/96        9/30/95

Revenues
  Contract Revenue and Net Sales   $ 1,861,000    $ 1,806,000

     Total Revenues                  1,861,000      1,806,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                            1,477,000      1,512,000
  Selling, General and
     Administrative                    398,000        388,000

     Total Operating Expenses        1,875,000      1,900,000

Operating (Loss)                    (   14,000)    (   94,000)

Other Income (Expenses)
  Interest and Other Income             26,000         30,000
  Interest Expense                  (   61,000)    (   58,000)

     Total Other (Expenses)         (   35,000)    (   28,000)

Net (Loss)                         $(   49,000)   $(  122,000)

Weighted Average Number of Shares
  Outstanding                       12,412,000     12,412,000

Net (Loss) Per Common Share
  Outstanding                      $(    0.004)   $(    0.010)











        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                        Common Stock    Capital in
                                        Excess of      Retained
                    Shares   Par Value  Par Value      Deficit

Balances -
  April 1, 1996  12,412,000    $248,000 $3,445,000   $(1,924,000)

Net (loss)
  for the Period     -            -          -        (   49,000)

Balances -
  Sept. 30, 1996 12,412,000   $ 248,000 $ 3,445,000  $(1,973,000)






























        Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                             1996      1995
Cash Flows from Operating Activities:

  Net (Loss) for the Period             $( 49,000) $(122,000)
  Adjustments to Reconcile Net
     (Loss) to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization       78,000    132,000
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable - Trade         26,000   ( 84,000)
       Inventories                       ( 18,000)    71,000
       Prepaid Expenses and Other
          Current Assets                   37,000   ( 31,000)
       Other Assets                      (  1,000)  (  3,000)
       Accounts Payable and Accrued
          Expenses                         91,000   ( 23,000)
       Customer Deposits                 ( 10,000)     2,000

  Net Cash Provided By (Used in)
     Operating Activities                 154,000   ( 58,000)

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                               -0-    ( 65,000)
  Investment in Restricted Cash              -0-    (  7,000)
  Cash Released from Restriction          268,000        -0-

Net Cash Provided By (Used in)
  Investing Activities                  $ 268,000  $( 72,000)












        Unaudited - See Accompanying Notes to Financial Statements


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                             1996           1995

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt   $(159,000)    $( 51,000)
  Principal Payments on Capital
     Lease Obligations                    ( 31,000)     ( 24,000)

     Net Cash (Used in) Financing
       Activities                         (190,000)     ( 75,000)

Net Increase (Decrease)in Cash
  and Equivalents                          232,000      (205,000)
Cash and Equivalents, Beginning of Year    377,000       454,000
Cash and Equivalents, End of Period      $ 609,000     $ 249,000

SUPPLEMENTAL INFORMATION:
  Cash Paid for Interest                  $ 61,000      $ 62,000


























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

Note 2 -  Reclassifications

          Certain amounts previously reported in the September
          30, 1995 financial statements have been reclassified to conform with the September 30, 1996 presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the six months ended September 30, 1996 increased by $55,000 or 3% from 1995. However, for the three (3) months ended September 30, 1996, Net Sales decreased approximately $79,000 or 8.6% from the similar 1995 period. Net Sales by segment were as follows:

                 Six Months               Three Months
                 Ended September 30,      Ended September 30,

                    1996        1995        1996         1995

Athenia            $264,000     $134,000   $107,000       $65,000

Custom Molding   $1,219,000   $1,181,000   $629,000      $602,000

Finished Ribbons   $378,000     $491,000   $100,000      $248,000

Audio Cassettes           0            0          0             0

                 $1,861,000   $1,806,000   $836,000      $915,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months and three months ended September 30, 1996, Athenia's sales increased approximately $130,000 or 97% and $42,000 or 64.6% from their respective 1995 periods. These increases resulted primarily from two factors, namely, an increase in orders for new tooling received and shipped during the 1996 periods and the exceptionally low level of sales during the 1995 periods. Management is hopeful that sales for this segment will remain at these increased levels during the immediate future.

Custom Molding consists of the Company's injection molding operations, including ribbon cartridge kits sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased $38,000 or 3.2% and $27,000 or 4.5% for the six months and three months ended September 30, 1996 as compared to similar 1995 periods. These increases are primarily the result of a concentrated effort by management to redirect the company toward custom contract molding which produces the highest percentage of profit for the company. Although certain customers in this segment have experienced a slowdown in requirements, the Company has recently employed an additional experienced sales person in this area to secure additional accounts. Management is hopeful that sales for this product segment will be maintained at current levels for the foreseeable future.

Finished ribbons cartridge sales decreased approximately $113,000 or 23% and $148,000 or 59.7% for the six months and three months ended September 30, 1996 as compared to 1995. These significant decreases are due to several factors, namely, the overall slowdown in demand for impact ribbon products caused by increased popularity of laser and ink jet printers, the resulting price decreases for impact ribbons due to severe competition within the industry caused by overcapacity and certain large co-manufacturing customers of the Company reducing purchase requirements as they attempt to keep their own manufacturing plants busy. Although Management is continuing its efforts to increase sales in this segment by concentrating on certain niche markets and key customers, it is anticipated that sales will remain at reduced levels in the immediate future.

Audio cassettes sales were $0 for the six months and three months ended September 30, 1996 due to the fact that production in this segment remains suspended at this time. As discussed in prior filings, production of audio cassettes was halted due to losses resulting primarily from low selling prices caused by intense foreign competition. Management is attempting to liquidate the manufacturing equipment. It is not known at this time if a sale of these assets will be successfully consummated.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 79.4% from 83.7% and 83.3% from 83.7% for the six months and three months ended September 30, 1996 as compared to the similar periods of 1995. This improvement is primarily the result of improved production efficiencies and the increase in custom molding sales as an overall percentage of sales which traditionally carries the highest profit margins for the Company.

Selling, general and administrative expenses increased approximately $10,000 and $12,000 for the six months and three months ended September 30, 1996 as compared to 1995. These increases are largely the result of legal fees associated with consummating the settlement of the lawsuit against our primary bank lender and additional sales salaries which were added to increase custom molding sales.

Interest and other income decreased approximately $4,000 for the six months ended September 30, 1996 as compared to 1995, but remained the same for the three months ended September 30, 1996 when compared to the similar 1995 period. The six month decrease is primarily the result of lowered commission income earned on the sale of imported plastic ribbon kits during the current year which was partially offset during the most recent quarter by an adjustment in the amount of interest earned on monies kept on deposit with our primary bank.

Interest expense increased $3,000 and $1,000 for the six months and three months ended September 30, 1996 when compared to similar 1995 periods. These increases are the result of increased debt from a loan taken on during January 1996 for the purchase of a new injection molding machine.

Net (loss) incurred for the six months ended September 30, 1996 was ($49,000) as compared to ($122,000) for 1995. For the three months ended September 30, 1996, the Company sustained a net loss of ($80,000) as compared to a net loss of ($58,000) for the similar 1995 period. The improvement in the six month results is primarily the result of the increased sales level and the lower cost of sales due to the increased percentage of custom molding sales. The increase in loss for the most recent three month period is primarily the result of the lower level of sales coupled with the increase in SG&A expenses as discussed above.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. The Company intends to continue re-directing its focus toward custom contract molding which yields the highest gross profit margins. Absent a further downturn in the overall economy, Management is hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the six months ended September 30, 1996 was that the Company's operations generated cash of $154,000 despite a net loss of ($49,000) for the period. Additionally, restricted cash in the amount of $268,000 held by our primary bank lender was released by the bank as part of the settlement terms of our lawsuit against the bank. The Company paid down approximately $107,000 toward the building mortgage with the bank. The net result is that the Company's unrestricted cash position increased to approximately $609,000 at September 30, 1996 as compared to $249,000 at the same date in 1995. The Bank also released all liens against the Company's machinery and equipment and account receivables and inventory leaving the Company in a position to borrow additional monies if the need arises.

Although the Company is currently exploring sources of new financing, Management, will continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakened markets for its impact ribbon product line and the sluggishness of the U.S. economy. It is not possible to determine the effects of these factors on the Company's financial condition or liquidity at this time. Management is evaluating the possibility of raising capital to invest in new products and/or markets and also seeking out strategic partners that could align with the Company to utilize the Company's capabilities as it moves forward. The success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant further downturn in the economy, Management is hopeful for an improvement in long term operating results.


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



                                     BERES INDUSTRIES, INC.
Date:  November 12, 1996                 (Registrant)


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