Form 10KSB/A
period 1996-03-31
BERES INDUSTRIES INC
filed 1997-01-07
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB-A

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


Item 3.  Legal Proceedings:

     On or about July 12, 1994 the Company instituted litigation against Northeast Plastic Distributors, Inc., Teresa Radecka and Basem Allen, in the New Jersey Superior Court. The Complaint sought recovery of an outstanding account receivable due the Company for goods sold and delivered, in the approximate amount of $273,000. In September, 1995, the Company settled its claim with the individual defendants for $50,000, $5,000 of which was paid at the time of settlement, and the balance of which is payable over a term of thirty (30) months. On November 9, 1995, Judgment was entered against the corporate defendant in the amount of $222,913. Due to the unstable financial condition of the corporate defendant, it is not likely that any substantial recovery will be obtained from the corporate defendant, and as a result, the balance has been fully reserved at year end.

     On or about August 2, 1995, the Company instituted litigation against Cassette Productions, Inc. for collection of an account receivable due the Company for goods sold and delivered, in the amount of $92,308. The Company is not able to predict the outcome of this litigation and the amount, if any, of the receivable that will be recovered. As a result, this balance has been partially reserved at year end.

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

Financing Activities and Liquidity

The Company had working capital of $850,000 at March 31, 1996 as compared to a working capital deficit of $87,000 at March 31, 1995. The large increase in working capital is a result of the company's refinancing of their mortgage payable over a term of approximately eleven (11) years. This refinance removes the restrictive covenants from the loan, and allows the majority of the debt to be classified as long term, thereby freeing up certain other collateral and releasing a substantial portion of the restricted cash. This will have a significant positive affect on the Company's balance sheet as well as affording the Company the ability to seek additional financing utilizing the released collateral.

Scheduled debt repayments are expected to be met by operating cash flows. If necessary, additional cost cutting measures will also be instituted.

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



WITHUM, SMITH & BROWN
TOMS RIVER, NJ 08753
June 12, 1996, except as to
Note 13 for which the date
is June 30, 1996


                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              MARCH 31, 1996

       ASSETS

Current Assets:
  Cash and cash equivalents                                  $   377,000
  Cash - restricted                                              268,000
  Accounts receivable less allowance for
    doubtful accounts of $258,000                                600,000
  Inventories:
   Raw materials                                                  94,000
   Work-in-process                                               183,000
   Finished goods                                                 17,000

  Prepaid expenses and other current assets                       70,000
               Total Current Assets                            1,609,000

Property, Plant and Equipment - Net                            1,759,000

Other Assets                                                      57,000
       TOTAL ASSETS                                          $ 3,425,000

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                       $   250,000
  Current maturities of capital lease obligations                 61,000
  Accounts payable and accrued expenses                          413,000
  Customer deposits                                               35,000
       Total Current Liabilities                                 759,000

Long-Term Debt, Less Current Maturities                          934,000

Long-Term Capital Lease obligations,
  Less Current Maturities                                        133,000

Commitments and Contingencies                                      -

Stockholders' Equity:
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued and outstanding - 12,412,000 shares                    248,000
  Capital in excess of par value                               3,445,000
  Accumulated deficit                                         (1,924,000)
                                                               1,769,000
  Less: Amounts due on sale of common stock                      170,000

       Total Stockholders' Equity                              1,599,000
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                               $ 3,425,000

  See accompanying notes to consolidated financial statements


                BERES INDUSTRIES, INC. AND SUBSIDIARIES
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


See accompanying notes to consolidated financial statements



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



See accompanying notes to consolidated financial statements


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


See acompanying notes to consolidated financial statements


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



                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Effect of New Accounting Pronouncements - In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company believes that this pronouncement will not have a material impact on the Company's results of operations and financial condition. In October, 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. Accordingly, the adoption of SFAS No. 123 is not expected to have a material impact on the Company's results of operations or financial condition.

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
                                                  $1,759,000

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property, Plant and Equipment (continued):

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
                                                  $1,184,000


                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

     The provision for income taxes consists of the following:

                                            Federal    State    Total

     1996 Provision - Current              $    -    $   100   $   100
     1996 Provision - Deferred                  -         -         -
     Benefit of NOL Carryforwards               -         -         -

       March 31, 1996 Net Provision        $    -    $   100   $   100

     1995 Provision - Curren               $12,600   $ 3,000   $15,600
     1995 Provision - Deferred                  -         -         -
     Benefit of Surtax Exemption            (7,600)       -     (7,600)
     Benefit of NOL Carryforwards           (5,000)   (3,000)   (8,000)

       March 31, 1995  Net Provision       $    -    $    -     $   -

     Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 1996 follow:

     Allowance for Doubtful Accounts Receivable        $ 110,000
     Accrued Vacation and Bonus Pay                       27,000
     Net Operating Loss Carryforwards                    627,000
     Valuation Allowance                                (706,000)

       Total Deferred Income Tax Assets                $  58,000

     Accelerated Depreciation                          $ (58,000)

       Total Deferred Income Tax Liabilities           $ (58,000)

          Net Deferred Income Tax Asset                $    -

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

     Options - At March 31, 1996, the Company had previously granted Incentive Stock Options for officers and other employees to purchase 117,000 shares of the Company's common stock at the fair market value
     on the date of the grant of $3.00 per share.   Such options expire
     from 1996 through 1999. As of March 31, 1996, all such options were exercisable.

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

          Information about segments follows:

                    Precision  Custom  Finished   Audio   Corporate
                    Molds      Molding  Ribbon  Cassette and Other  Consolidated
1996:

Sales                351,000  2,507,000 1,125,000    4,000      -     3,987,000
Operating Earnings  (180,000)   289,000  (145,000) (46,000)     -       (82,000)
Identifiable Assets  291,000  1,291,000   524,000  413,000  906,000   3,425,000
Depreciation and
 Amortization         20,000    162,000    22,000   25,000   17,000     246,000
Capital Expenditures    -       153,000     -       56,000    4,000     213,000

1995:

Sales                869,000  2,080,000 1,470,000  267,000      -     4,686,000
Operating Earnings  (102,000)   216,000   (43,000)(237,000)     -      (166,000)
Identifiable Assets  333,000  1,427,000   448,000  466,000   885,000  3,559,000
Depreciation and
 Amortization         38,000    232,000    27,000   69,000    19,000    385,000
Capital Expenditures     -       23,000     10,000    17,000    -        50,000

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

Note 13- Subsequent Events:

          On June 30, 1996, the Company refinanced it's mortgage payable over a term of approximately eleven years, at 8.6% per year. This refinance removes the restrictive covenants from the loan and, allows the majority of the debt to be classified as long-
                    term.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BERES INDUSTRIES, INC. (Registrant)

                              BY:  /S/ CHARLES BERES, JR.
                                   ________________________________
                                   CHARLES BERES, JR., Chief
                                   Executive Officer, President,
                                   Treasurer, Chief Financial
                                   Officer, Director

                              Date: 1/6/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                         BY:_________________________________
                              CHARLES BERES, SR. Chairman of
                              the Board, Director

                         Dated:______________________________



                         BY: /S/ CHARLES BERES, JR.
                            ________________________________
                              CHARLES BERES, JR., Chief
                              Executive Officer, President,
                              Treasurer, Chief Financial
                                   Officer, Director

                         Dated: 1/6/97



                         BY: /S/ JOSEPH DELIKAT
                            ________________________________
                              JOSEPH DELIKAT, Vice President,
                              Secretary, Director

                         Dated: 1/6/97



                         BY: /S/ HAROLD ZUBER
                            _________________________________
                              HAROLD ZUBER, Vice President,
                              Director

                         Dated: 1/6/97



                         BY:_________________________________
                              JOSEPH L. RUDEN, Vice Chairman
                              of the Board, Director

                         Dated:______________________________