Form 10QSB
period 1996-12-31
BERES INDUSTRIES INC
filed 1997-02-13
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended December 31, 1996.

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

     (1) Yes   X   No                   (2)  Yes   X   No




State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                       12,411,934 - January 31, 1997

                          Beres Industries, Inc.

                             December 31, 1996
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1996 and
          March 31, 1996

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1996 and 1995 and the Nine
          Months Ended December 31, 1996 and 1995.

          Consolidated Statement of Changes in Stockholders
          Equity for the Nine Months Ended December 31, 1996

          Consolidated Statements of Cash Flows for the Nine
          Months Ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2. Managements s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations


                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                          12/31/96       3/31/96

     ASSETS

Current Assets
  Cash and Equivalents                  $   641,000    $  377,000
  Cash - Restricted                             -0-       268,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $60,000 at 12/31/96
     and $258,000 at 3/31/96                498,000       600,000
  Inventories - Raw Materials               113,000        94,000
              - Work in Process              39,000       183,000
              - Finished Goods              152,000        17,000
  Prepaid Expenses and Other
     Current Assets                          11,000        70,000
     Total Current Assets                 1,454,000     1,609,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $5,154,000 and $5,155,000
  Respectively                            1,649,000     1,759,000

Other Assets                                 54,000        57,000

Total Assets                            $ 3,157,000    $3,425,000















Unaudited -   See Accompanying Notes to Financial Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)



                                         12/31/96        3/31/96

LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                               $   99,000     $  250,000
  Current Maturities of Capital
     Lease Obligations                      54,000         61,000
  Accounts Payable and Accrued
     Expenses                              422,000        413,000
  Customer Deposits                         32,000         35,000

     Total Current Liabilities             607,000        759,000

Long-Term Debt - Less Current
  Maturities                               990,000      1,067,000

     Total Liabilities                   1,597,000      1,826,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000        248,000
  Capital in Excess of Par Value         3,445,000      3,445,000
 Retained Deficit                       (1,963,000)    (1,924,000)
                                         1,730,000      1,769,000

  Less:   Amounts Due on Sale of
            Common Stock                   170,000        170,000

     Total Stockholders  Equity          1,560,000      1,599,000

LIABILITIES AND STOCKHOLDERS
  EQUITY                                $3,157,000     $3,425,000





Unaudited -      See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three Months   Three Months
                                        Ended          Ended
                                      12/31/96       12/31/95
Revenues
  Contract Revenue and Net Sales   $    882,000   $  1,225,000

     Total Revenues                     882,000      1,225,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                               691,000      1,016,000
  Selling, General and
     Administrative                     229,000        230,000

     Total Operating Expenses           920,000      1,246,000

Operating (Loss)                    (    38,000)    (   21,000)

Other Income (Expenses)
  Interest and Other Income              74,000         13,000
  Interest Expense                  (    26,000)   (    30,000)

     Total Other Income (Expenses)       48,000    (    17,000)

Net Income (Loss)                  $     10,000   $(    38,000)

Weighted Average Number of Shares
  Outstanding                        12,412,000     12,412,000

Net Income(Loss) Per Common Share
  Outstanding                      $(     0.001)  $(     0.003)












           Unaudited - See Accompanying Notes to Financial Statements



                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Nine Months    Nine Months
                                      Ended          Ended
                                     12/31/96       12/31/95

Revenues
  Contract Revenue and Net Sales   $ 2,743,000    $ 3,031,000

     Total Revenues                  2,743,000      3,031,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                            2,168,000      2,528,000
  Selling, General and
     Administrative                    627,000        618,000

     Total Operating Expenses        2,795,000      3,146,000

Operating (Loss)                    (   52,000)    (  115,000)

Other Income (Expenses)
  Interest and Other Income            100,000         43,000
  Interest Expense                  (   87,000)    (   88,000)

     Total Other Income (Expenses)      13,000     (   45,000)

Net (Loss)                         $(   39,000)   $(  160,000)

Weighted Average Number of Shares
  Outstanding                       12,412,000     12,412,000

Net (Loss) Per Common Share
  Outstanding                      $(    0.003)   $(    0.013)










           Unaudited - See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                      Common Stock         Capital in
                                           Excess of    Retained
                    Shares    Par Value    Par Value    Deficit

Balances -
  April 1, 1996   12,412,000  $ 248,000   $ 3,445,000  $(1,924,000)

Net (loss)
  for the Period       -          -            -        (   39,000)

Balances -
  Dec. 31,1996    12,412,000  $ 248,000   $ 3,445,000  $(1,963,000)































           Unaudited - See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                           1996           1995
Cash Flows from Operating Activities:
  Net (Loss) for the Period             $( 39,000)     $(160,000)
  Adjustments to Reconcile Net
     (Loss) to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization      117,000        194,000
       Gain on Disposal of Equipment     ( 67,000)           -0-
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade        102,000      (  90,000)
       Inventories                       ( 10,000)        95,000
       Prepaid Expenses and Other
         Current Assets                    59,000       ( 11,000)
       Other Assets                      (  3,000)      ( 36,000)
       Accounts Payable and Accrued
         Expenses                           9,000         34,000
Customer Deposits                        (  3,000)        30,000

  Net Cash Provided By
     Operating Activities                 165,000         56,000

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                           (  1,000)      (213,000)
Investment in Restricted Cash                 -0-       ( 10,000)
  Cash Released from Restriction          268,000            -0-
  Proceeds from Insurance Reimbursement    67,000            -0-

  Net Cash Provided By (Used in)
     Investing Activities               $ 334,000      $(223,000)










           Unaudited - See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                      1996           1995

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $(188,000)     $( 97,000)
  Principal Payments on Capital
     Lease Obligations                   ( 47,000)      ( 18,000)
  Long-Term Borrowings                        -0-        145,000

  Net Cash Provided by (Used in)
     Financing Activities                (235,000)        30,000

Net Increase (Decrease)in Cash            264,000       (137,000)
  and Equivalents
Cash and Equivalents, Beginning of Year   377,000        454,000
Cash and Equivalents, End of Period     $ 641,000      $ 317,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $  87,000      $  92,000






















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

Note 2 -  Reclassifications

          Certain amounts previously reported in the December 31, 1995 financial statements have been reclassified to conform with the December 31, 1996 presentation.



                               PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the nine months ended December 31, 1996 decreased by $288,000 or 9.5% from the comparable 1995 period. For the three months ended December 31, 1996, net sales decreased $343,000 or 28% from 1995. Net sales by segment were as follows:


                    Three Months             Nine Months
                    Ended December 31,       Ended December 31,

                    1996           1995      1996           1995

Athenia         $  105,000    $  126,000   $  369,000  $  260,000

Custom Molding     587,000       702,000    1,806,000   1,883,000

Finished Ribbons   190,000       394,000      568,000     885,000

Audio Cassettes       -0-          3,000         -0-        3,000

                 $ 882,000    $1,225,000   $2,743,000  $3,031,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months ended December 31, 1996, sales increased $109,000 or 41.9% from 1995. For the three months ended December 31, 1996, sales decreased $21,000 or 16.7% from the similar period of 1995. These changes are primarily the result of the timing of shipments. It is anticipated that sales for this segment will remain at the current levels for the near term.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased $77,000 or 4.1% and $115,000 or 16.4% for the nine months and three months ended December 31, 1996 when compared to their respective similar periods of 1995. These decreases are primarily the result of two custom contract customers who are bringing their work back into their own facilities. Management is actively seeking to replace these contracts with new customers. Although Management is currently negotiating with certain new customers for custom molding projects, it is anticipated that sales for the custom molding segment will remain at these reduced levels for the immediate future.

Finished ribbons cartridge sales decreased approximately $317,000 or 35.8% for the nine months ended December 31, 1996 as compared to 1995. For the three months ended December 31, 1996, sales for this segment decreased $204,000 or 51.8% from 1995. These decreases are primarily the result of an overall slowdown in the ribbon industry due to the negative effect of laser and ink jet printers on impact printers. Additionally, sales to certain co-manufacturers have decreased as a result of mergers within the industry. Management is continuing its efforts to increase sales in this segment; however, it is anticipated that sales will remain at reduced levels in the immediate future.

Audio cassettes sales were $0.00 for the nine months and three months ended December 31, 1996 due to the fact that production in this segment remains suspended at this time. As discussed in previous filings, production of audio cassettes was halted due to losses resulting primarily from low selling prices caused by intense foreign competition. Management is attempting to liquidate the manufacturing equipment. It is not known at this time if a sale of these assets will be successfully completed.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales were 79.0% and 78.3% for the nine months and three months ended December 31, 1996 as compared to 83.4% and 82.9% for the respective periods of 1995. These improvements in both the nine and three month cost of sales percentages are primarily the result of a decrease in depreciation expense of approximately $9,000 per month for the current year when compared to 1995. As well as Managements continued efforts to improve production efficiencies and control manufacturing costs.

Selling, general and administrative expenses increased approximately $9,000 for the nine months ended December 31, 1996 as compared to 1995. For the three months ended December 31, 1996 these expenses remained approximately the same as those for the similar period of 1995. The increase in the nine month figure is primarily the result of additional sales salaries added during the current year which in the most recent three month period were partially offset by a decrease in legal fees associated with settlement of the bank lawsuit which occurred during the second quarter of the current fiscal year.

Interest and other income increased approximately $57,000 and $61,000 for the nine months and three months ended December 31, 1996 as compared to 1995. These increases are primarily the result of insurance proceeds in the amount of approximately $66,000 which were collected as payment for assets damaged in a minor fire, which proceeds were partially offset by lower commissions earned on the sales of imported plastic ribbon cartridge kits.

Interest expense decreased by $1,000 and $4,000 for the nine months and three months ended December 31, 1996 as compared to the similar periods of 1995. These decreases represent lower interest costs as a result of the repayment of debt which occurred during the year.

Net Income (loss) for the nine months ended December 31, 1996 was ($39,000) as compared to ($160,000) during the similar 1995 period. The actual loss during the 1996 nine moths was ($105,000) excluding the income of approximately $66,000 realized from the fire related insurance proceeds as discussed above. This improvement in 1996 despite the 9.5% decrease in sales is primarily the result of continuing efforts to control costs and improve efficiencies. For the three months ended December 31, 1996, the Company had net income of $10,000 as compared to a net loss of ($38,000) for the comparable 1995 period. Adjusting the 1996 three month period for the insurance proceeds, the Company sustained a net loss of ($56,000). This increase in loss of approximately ($18,000) during the three months ended December 31, 1996 as compared to the 1995 period is primarily the result of the significant 28% decrease in sales during 1996 and the nature of certain fixed costs which the Company must bear.


MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the nine months ended December 31, 1996 was that the Company's operations generated cash of approximately $165,000 which was more than sufficient to allow the Company to meet its principal debt payments of approximately $128,000, excluding the one time paydown of approximately $107,000 on the building mortgage which occurred during July, 1996. More importantly, however, during the most recent three months ended December 31, 1996, the Company's operations generated positive cash of approximately $11,000 which was not sufficient to meet the principal payments on Notes due during this period of approximately $45,000. This was primarily due to the significant decrease in sales which occurred during the most recent quarter.

Additionally, during the three months ended December 31, 1996, the Company wrote off approximately $221,000 of bad debt from a former cassette customer, which amount was fully reserved in the allowance for doubtful accounts, during the prior period. This adjustment had no affect on the Company's net income for the current period. The Company also elected to increase the reserve for bad debts at December 31, 1996 by approximately $22,800 to provide for possible losses from another former cassette customer who recently ceased operations. This adjustment decreased net income for the nine months and three months ended December 31, 1996 by approximately $22,800.

Although the Company is currently exploring sources of new financing, Management will continue operating under the assumption that no significant new financing will be available. Every effort will continue to be made to increase sales so that scheduled obligations will be met by operating cash flows without the need to deplete reserves. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakening markets for the Company's product lines due primarily to sluggishness in the U.S. economy. Management is evaluating the possibility of raising capital to invest in new products and/or markets and also seeking out strategic partners that could align with the Company and who could utilize the Company's capabilities. The success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses on a significant further downturn in the economy, Management is hopeful for an improvement in long-term operating results.



BERES INDUSTRIES, INC. AND SUBSIDIARIES

PART II   OTHER INFORMATION


Item 1    Legal Proceedings:

     There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 1996 other than as follows:

     Relative to the litigation against Northeast Plastic Distributors, Inc., reported in the Company's 10-KSB for the fiscal year ended March 31, 1996, the Company has received $19,450 of the $50,000 settlement. The Company has entered Judgment on the balance and has commenced collection procedures for the recovery of such amount.

     Relative to the litigation against Cassette Productions, Inc., reported in the Company's 10-KSB for the fiscal year ended March 31, 1996, on September 27, 1996 Judgment was entered against Cassette Productions in the amount of $83,308.96. Cassette Productions is no longer in operation and it is questionable whether any substantial recovery will be obtained.

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



                                     BERES INDUSTRIES, INC.
Date:  February 12, 1997                 (Registrant)




                                     /S/ CHARLES BERES, JR.
                                   Charles Beres, Jr., President