Form 10QSB/A
period 1995-09-30
BERES INDUSTRIES INC
filed 1997-02-20
CIK 790710

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

                       12,411,934 - January 31, 1997

Note: This Form 10-QSB/A-1 has been filed to correct a typographical error in the Consolidated Statements of Operations for the Three Months Ended 12/31/96. The Net Income(Loss) per share should have been $0.001, not $(0.001) as previously reported.

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





Unaudited -      See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three Months   Three Months

                                        Ended          Ended
                                      12/31/96       12/31/95
Revenues
  Contract Revenue and Net Sales   $    882,000   $  1,225,000

     Total Revenues                     882,000      1,225,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                               691,000      1,016,000
  Selling, General and
     Administrative                     229,000        230,000

     Total Operating Expenses           920,000      1,246,000

Operating (Loss)                    (    38,000)    (   21,000)

Other Income (Expenses)
  Interest and Other Income              74,000         13,000
  Interest Expense                  (    26,000)   (    30,000)

     Total Other Income (Expenses)       48,000    (    17,000)

Net Income (Loss)                  $     10,000   $(    38,000)

Weighted Average Number of Shares
  Outstanding                        12,412,000     12,412,000

Net Income(Loss) Per Common Share
  Outstanding                      $      0.001   $(     0.003)












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



                                     BERES INDUSTRIES, INC.
Date:  February 19, 1997                 (Registrant)




                                     /S/ CHARLES BERES, JR.
                                   Charles Beres, Jr., President