Form 10KSB
period 1997-03-31
BERES INDUSTRIES INC
filed 1997-07-17
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1997 Commission File Number 0-14840

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theRegistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X No __ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   X

The issuer's revenues for its most recent fiscal year were $3,681,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $873,908 on July 14, 1997 based on the last available bid quotation ($.10) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on July 14, 1997 was 12,411,934. Documents Incorporated By
Reference - See Item 14(c) to this Form 10-KSB.

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

Marketing and Sales

Athenia's sales force is presently headed by Harold Zuber, and Supply Dynamics' sales force is presently headed by Joseph Delikat and one other salaried employee as well as three commissioned sales people. The Company also employs the services of independent sales representatives on a commission basis as part of its overall marketing and sales efforts. The Company utilizes various techniques in marketing its products, including but not limited to, direct customer contact, direct mail, advertising and attendance at trade shows. The Company believes that there is a large market for its products and services and it intends to utilize its technical expertise to assist its customers in developing new products and perfecting existing products to suit customer needs.

Customers

Five of the Company's unaffiliated customers accounted for approximately fifty-eight (58%) percent of the Company's total sales for the fiscal ended March 31, 1997. The loss of any one of these customers could have a material adverse effect on the Company's business. No material portion of the Company's business is seasonal.

Backlog of Orders

The following table illustrates the Company's backlog of orders believed to be firm as of June 1, 1996, and as of that approximate date in the preceding fiscal year:

                         As of                     As of
                     June 1, 1997              June 1, 1996

Sales Backlog          $652,458                 $ 413,937

                         As of                     As of
                      June 1, 1997              June 1, 1996
% deliverable
in succeeding
fiscal year                100%                      100%

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

Employees

At June 1, 1997 the Company employed an aggregate of 45 employees. The Company has not experienced any labor problems or work stoppages to date, and management is of the opinion that the Company's relations with its employees is good.

Item 2.  Description of Property:

The following table describes the Company's principal facilities:

                        Approximate
                        Floor Area
Location                Square Feet         Use

1785 Swarthmore (1)        32,500    Executive Offices;
Lakewood, New Jersey                 Manufacturing Facility

(1)The Company also owns approximately 6.7 acres of land upon which the building is situated.

Item 3.  Legal Proceedings:

On or about July 12, 1994 the Company instituted litigation against Northeast Plastic Distributors, Inc., Teresa Radecka and Basem Allen, in the New Jersey Superior Court. The Complaint sought recovery of an outstanding account receivable due the Company for goods sold and delivered, in the approximate amount of $273,000. In September, 1995, the Company settled its claim with the individual defendants for $50,000, of which $19,450 has been received. On November 9, 1995, Judgment was entered against the corporate defendant in the amount of $222,913. Due to the unstable financial condition of the corporate defendant, and the individual defendants, it is questionable whether any further substantial recovery will be obtained.

On or about August 2, 1995, the Company instituted litigation against Cassette Productions, Inc. for collection of an account receivable due the Company for goods sold and delivered. Judgment was entered against Cassette Productions, Inc. on September 27, 1996, in the amount of $83,308.96. Cassette Productions, Inc. is no longer in operation and has liquidated its assets. It is not likely that any substantial recovery will be obtained.

On March 30, 1995, the Company instituted litigation against First Union Bank f/k/a First Fidelity Bank and certain of its officers in the United States District Court. The Complaint sought compensatory and punitive damages, lost profits and release of certain monies belonging to the Company, which First Fidelity had arbitrarily refused to release. The litigation arose out of $250,000 in proceeds which the Company received from the sale of its interest in the HPM/AIT Joint Venture and which proceeds were being held by First Fidelity as additional collateral on indebtedness between the Company and First Fidelity. On June 3, 1996, the litigation was settled. First Fidelity released its lien on the proceeds in exchange for Beres paying down $107,000 of its indebtedness to First Fidelity.
First Fidelity has also agreed to modify the Note between Beres and First Fidelity so as to reflect a maturity of October 1, 2006 and collateralization by a first lien, only, on real property owned by Beres.

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

The past performance of Beres' Common Stock is not necessary indicative of future performance.


                              1994

                               High            Low


1st Qtr                        $ .27          $ .18
2nd Qtr                        $ .25          $ .15
3rd Qtr                        $ .15625       $ .09375
4th Qtr                        $ .09375       $ .03

                              1995

                               High            Low

1st Qtr                        $ .09           $ .03
2nd Qtr                        $ .07           $ .01
3rd Qtr                        $ .055          $ .045
4th Qtr                        $ .0625         $ .055


                              1996

                               High            Low

1st Qtr                        $ .07           $ .06
2nd Qtr                        $ .13           $ .07
3rd Qtr                        $ .09           $ .07
4th Qtr                        $ .075          $ .03125

                              1997

                               High            Low

1st Qtr                         $ .075         $ .07
2nd Qtr                         $ .10          $ .04
3rd Qtr*                        $ .10          $ .10


*    Through July 3, 1997.

As of July 14, 1997 the approximate number of Shareholders of record of the Company was 1,916. Although the Company had paid dividends to its shareholders prior to its initial public offering, any future payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

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


     The following tables summarize net sales and operating income (loss) by segment.

                                      Year Ended March 31,
                                      1997                1996
                                      (Dollars in Thousands)

Sales
Athenia                            $  519              $  351
Custom Molding                      2,433               2,507
Finished Ribbons                      729               1,125
Discontinued Segment
(Audio Cassettes)                       0                   4
     Total Sales                   $3,681              $3,987

Operating Income (Loss)

Athenia                           $ (135)               $(179)
Custom Molding                       342                   290
Finished Ribbons                    (161)                (146)
Discontinued Segment (Audio
Cassettes)                           (79)                 (47)
  Total Operating Income (Loss)   $  (33)              $  (82)

Investment Expense                $ (111)             $  (122)
Interest and Other Income            101                    53
Gain on Sale of  Joint Venture         0                    22
Gain on Sale of Equipment            ( 5)                   26
Discontinued Segment (Audio
Cassettes)                             8                     0

 Net Income (Loss)                $   40                $ (103)


The Company's total net sales for the fiscal year ended March 31, 1997 were $3,681,000, a decrease of $306,000 or 7.7% from the year ended March 31, 1996. For the 1997 fiscal year, the Company posted a net loss of $(40,000), as compared to net loss of $(103,000) for the fiscal year ended March 31, 1996.

     Athenia's sales increased $168,000 to $519,000 for the fiscal year ended March 31, 1997, as compared to the 1996 fiscal year. During the 1997 period, Athenia incurred an operating loss of $(135,000) as compared to an operating loss of $(179,000) for the fiscal year ended March 31, 1996. The increase in sales is the result of an increase in demand and orders realized for the Company's tooling services during 1997. The decrease in operating loss for this segment is primarily the result of the increase in gross profit dollars realized as a result of the sales increase. The Company has recently employed additional commissioned sales representatives in this area, resulting in an increase in quotation requests and firm orders received for tooling from new customers. Management is hopeful that sales for Athenia will remain at current levels or higher and result in a lowering of the operating loss during the current fiscal year.

     Custom Molding sales decreased $74,000 or 3.0% to $2,433,000 during the fiscal year ended March 31, 1997, as compared to the year ended March 31, 1996. This segment produced operating income of $342,000 for the 1997 period, as increase of $52,000 or 17.9% over that for the fiscal year ended March 31, 1996. The decease in sales is primarily the result of a key customer electing to bring its molding work in-house. The increase in operating income is the result of both product mix and improved manufacturing efficiencies in this area. During the current quarter, the Company is experiencing a further slowdown in sales for custom molding services due to a decrease in demand from certain customers. Management is intensifying its efforts to secure additional customers and increase sales and remains hopeful that higher sales levels for custom molded products will be attained. In the interim, Management is attempting to control costs in order to minimize any affect a decrease in sales may have on opeating income.

     Finished Ribbon cartridge sales decreased $396,000 or 35.2% during fiscal year ended March 31, 1997 as compared to the prior year. This segment produced an operating loss of $(161,000) during the most recent fiscal year as compared to an operating loss of $(146,000) during the year ended March 31, 1996. The decrease in sales is primarily the result of a shrinking market for impact printer ribbon products which are losing market share to the newer ink jet and laser printers that do not use ribbons. The increase in loss is the result of the lower sales level and lower selling prices caused by increased competition. Management is now concentrating its efforts on controlling costs in this segment to improve profit margins and concentrating its sales efforts on certain niche markets in the industry. It is not possible at this time to determine if these efforts will reverse the trend of this segment during the current fiscal year.

     Discontinued Segment - Audio Cassette sales were $0 during the fiscal year ended March 31, 1997. As discussed in previous filings, Audio Cassette production was suspended during 1994 due to losses resulting from low selling prices caused by an industry over supply situation and intense foreign competition. On August 1, 1996, the Company adopted a plan to withdraw from the production of Audio Cassettes and discontinue operations. This resulted in a net loss from discontinued operations of $(71,000) for the fiscal year ended March 31, 1997. See Notes 2 and 4 to the Consolidated Financial Statements for further explanation.

     Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. Cost of sales decreased to 77% during the year ended March 31, 1997 from 80.2% during fiscal year 1996. This cost decrease and resultant increase in gross profit is primarily the result of better margins in the custom molding segment and the decrease in the depreciation expense during fiscal year 1997 as well as Management's continued efforts to control manufacturing costs and improve production efficiencies.

     Selling, General and Administrative Expenses decreased $23,000 to $800,000 during fiscal year ended March 31, 1997 as compared to 1996. This decrease is primarily the result of an decrease in legal fees associated with the bank litigation which was settled last year, lower freight changes as a result of the lower sales level and a decrease in insurance premiums during 1997.

     Interest and Other Income increased approximately $30,000 to $101,000 during fiscal year ended March 31, 1997 as compared to 1996. This increase is primarily the result of a settlement of $50,000 which was received in January 1997 from a customer who breached a custom molding contract.

     Interest Expense decreased approximately $11,000 to $111,000 during 1997 fiscal year as compared to fiscal 1996. This decrease is primarily the result of the repayments of net borrowings.

     Gain on Sale of Equipment for fiscal 1997 was a loss of approximately $(5,000) which was the net effect of selling certain assets relative to their net book value.

     Net Income (Loss) for the fiscal year ended March 31, 1997 was $(40,000) as compared to $(103,000) during the similar 1996 period. Operationally, the Company provided income of $46,000 for the fiscal year ended March 31, 1997 as compared to an operating loss of $(36,000) for fiscal 1996. This improvement in both the operating income and net income results for fiscal 1997 despite the 7.7% decrease in sales is due primarily to the improvement in gross margin in the custom molding segment and Management's continued efforts to control costs and improve production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL
CONDITION

Operating Activities

For the fiscal year ended March 31, 1997 the Company generated/income from continuing operations of $31,000. Additionally, the Company provided net cash from operating activities of $337,000 which more than covered the principal payments on long term debt of $(219,000) and capital leases of $(61,000). Included in the long term debt payments was a one time lump sum payment of $107,000 on the building mortgage which was made in July 1996 as part of the settlement of the lawsuit against the Company's lender. Management is of the opinion that operations during the coming year will generate sufficient cash flows to service scheduled debt repayments.

Financing Activities and Liquidity

The Company had a working capital of approximately $909,000 at March 31, 1997 as compared to a working capital of $850,000 at March 31, 1996. The Company's cash and cash equivalents increased to $701,000 at March 31, 1997 from $377,000 at March 31, 1996. Approximately $268,000 of this improvement is the result of the freeing up of restricted cash as part of the bank
lawsuit settlement with the Company's lender.   The balance was
the result of the improvement in operations for fiscal 1997 as compared to 1996. The Company's current ratio is approximately
2.97 and the Company is within term on all of its obligations. Additionally, the Company has significant free assets on which to borrow if the need should arise.

Scheduled debt repayments are expected to be met by operating cash flows. If necessary additional cost cutting measures will also be instituted.

Achieving a return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakening markets for the Company's proprietary impact ribbon product line and the strenghthening of its sales and marketing clout in the custom molding industry. Management is continuing to evaluate the possibility of raising capital to invest in new products and/or markets and also seeking out strategic partners that could align with the Conpany and utilize the Company's capabilities. The success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant downturn in the economy, Management is hopeful for an improvement in long term operating results.

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997





                                            Page

Independent Auditors' Report                F-2

Financial Statements:

Consolidated Balance Sheet
as of March 31, 1997                        F-3


Consolidated Statements of Operations

For the Years Ended March 31, 1997
 and 1996                                   F-4


Consolidated Statements of Changes in
 Stockholders' Equity
 For the Years Ended March 31, 1997
 and 1996                                   F-5


Consolidated Statements of Cash Flows
 For the Years Ended March 31, 1997
 and 1996                                   F-6


Notes to Consolidated Financial Statements  F-7 to F-15

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Beres Industries, Inc.

We have audited the accompanying consolidated balance sheet of Beres Industries, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly,in all material respects, the consolidated financial position of Beres Industries, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


/s/ Withum, Smith & Brown
WITHUM, SMITH & BROWN
TOMS RIVER, NJ
June 5, 1997

               BERES INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1997

       ASSETS

Current Assets:
  Cash and cash equivalents                 $  701,000
  Accounts receivable, less allowance for
    doubtful accounts of $15,000               366,000

    Inventories:
   Raw materials                                87,000
   Work-in-process                              14,000
   Finished goods                              151,000
  Prepaid expenses and other current assets     31,000
  Net current assets of discontinued
   operations                                   21,000
       Total Current Assets                  1,371,000

Property, Plant and Equipment - Net          1,471,000

Other Assets                                    56,000

Net Long-Term Assets of Discontinued
 Operations                                     90,000

       TOTAL ASSETS                         $2,988,000

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current maturities of long-term debt      $   85,000
  Current maturities of capital lease
   obligations                                  46,000
  Accounts payable and accrued expenses        322,000
  Customer deposits                              9,000
       Total Current Liabilities               462,000

Long-Term Debt, Less Current Maturities        880,000

Capital Lease Obligations,
 Less Current Maturities                        87,000

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued and outstanding - 12,412,000 shares  248,000
  Capital in excess of par value             3,445,000
  Accumulated deficit                       (1,964,000)
                                             1,729,000
  Less: Common stock receivable                170,000
       Total Stockholders' Equity            1,559,000

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                              $2,988,000

See accompanying Notes to Consolidated Financial Statements


                BERES INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                    1996              1997

Net Sales                      $ 3,681,000         $ 3,983,000

Costs and Expenses:
  Cost of goods sold             2,835,000           3,196,000
  Selling, general and administrative
   expenses                        800,000             823,000

       Total Costs and Expenses  3,635,000           4,019,000

Operating Income (Loss)             46,000            (36,000)

Other Income (Expense):
  Interest and other income        101,000              71,000
  Interest expense                (111,000)           (122,000)
  Gain (loss) on sale of equipment  (5,000)             26,000


 Total Other Income (Expense)-Net  (15,000)            (25,000)

Income (Loss) From Continuing
 Operations                         31,000             (61,000)

Loss From Discontinued Operations  (71,000)            (42,000)

Net Income (Loss)              $   (40,000)        $  (103,000)


Earnings per share
 Income (loss) from continuing
 operations                    $    -              $      (.01)
 Loss from discontinued
 operations                    $    -              $        -

 Net Income (Loss)             $    -              $      (.01)

See accompanying Notes to Consolidated Financial Statements

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                        Capital in
                    Common Stock        Excess of    Accumulated Common Stock
                 Shares     Par Value   Par Value    Deficit      Receivable



Balance,
 April 1, 1995 12,412,000   $ 248,000 $3,445,000 $(1,821,000)  $(170,000)

Year Ended
 March 31,1996
  Net Loss            -           -          -      (103,000)      -

Balance,
 March 31,1996 12,412,000     248,000  3,445,000  (1,924,000)   (170,000)

Year ended
 March 31,1997-
  Net Loss             -          -          -       (40,000)       -

Balance,
 March 31,1997 12,412,000   $ 248,000  $3,445,000$(1,964,000)  $(170,000)

See accompanying Notes to Consolidated Financial Statements
                          F-5

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations           $ 31,000     $(61,000)
  Adjustments to reconcile net income (loss)from
   continuing operations to net cash provided by
   operating activities:
   Depreciation and amortization                      148,000      230,000
   Gain on sale of joint venture                         -         (22,000)
   (Gain) loss on sale of equipment                     5,000      (26,000)
   Changes in operating assets and liabilities:
    Accounts receivable - trade                       172,000      (54,000)
    Inventories                                        22,000       56,000
    Prepaid expenses and other current assets           9,000      (52,000)
    Accounts payable and accrued expenses             (91,000)     (31,000)
    Customer deposits                                 (26,000)      30,000
    Other assets                                       (5,000)      (1,000)
      Net cash provided by continuing operations      265,000       69,000
      Net cash provided by discontinued operations     72,000        6,000
      Net cash provided by operating activities       337,000       75,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                        -          26,000
  Proceeds from sale of joint venture                    -          22,000
  Proceeds from (investments in) restricted cash      268,000      (14,000)
  Acquisitions of property, plant and equipment        (1,000)     (12,000)
      Net cash provided by investing
       activities                                     267,000       22,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt               (219,000)    (124,000)
  Principal payments on capital lease obligations     (61,000)     (50,000)
      Net cash used in financing activities          (280,000)    (174,000)

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS    324,000      (77,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          377,000      454,000

CASH AND CASH EQUIVALENTS, END OF YEAR              $ 701,000   $  377,000



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                         $ 110,000   $ 123,000

  Income taxes                                     $   -        $    -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Capitalized lease obligations incurred           $   -        $  144,000

See accompanying Notes to Consolidated Financial Statements
                             F-6

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

         Nature of Business - The Company's principal business is the manufacturing and sale of injection molded plastic parts, precision engineered molds and finished ribbons. The
    Company's customers range from local to multi-national companies and are located primarily in the United States.

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

    Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method, based upon estimated useful lives of 5 to 10 years for machinery, equipment, furniture and fixtures, 31-1/2 years for buildings and 10 years for building improvements.

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

    Reclassifications - Certain amounts previously reported in the March 31, 1996 financial statements have been reclassified to conform with the March 31, 1997 presentation.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
 Actual results could differ from those estimates.

 Effect of New Accounting Pronouncements - In June, 1996 the Financial Accounting Standards Board ("FASB") issued
 Statement of Financial Accounting Standard ("SFAS") No.
 125 "Accounting for Transfers and Servicing of Financial
 Assets and Extinguishments of Liabilities" and in December, 1996, issued No. 127 "Deferral of the
 Effective Date of Certain Provisions of FASB Statement
 No. 125 - and amendment to FASB Statement No. 125".  The
 Company believes that this pronouncement will not have a material impact on the Company's results of operations and financial condition. In February, 1997 the FASB issued SFAS No. 128 "Earnings Per Share". The Company plans to adopt SFAS No. 128 but it is not expected to have a material impact on the Company's results of operations and financial condition.

Note 2 - Discontinued Segment

         On August 1, 1996, the Company adopted a plan to withdraw from its Audio Cassette segment due to declining sales and limited prospects for increased revenues.

         The loss for 1997 from discontinued operations consisted of the following:

         Operating losses                    $ (79,000)
         SFAS 121 charges                       (55,000)


         Fire insurance recovery                50,000
         Gain on sale of equipment              13,000
                                             $ (71,000)

      The SFAS 121 charge is described further in Note 4. The income statement for 1996 has been restated and operating results of the Audio Cassette division are also shown separately. The net sales of the segment were $-0- in 1997 and $4,000 in 1996. These amounts are not included in net sales in the Company's statement of operations.

      Net assets of discontinued operations shown in the March
      31, 1997 balance sheet have been reclassed at their expected net realizable values. The assets include accounts receivable and equipment. There were no liabilities at this segment.

           BERES INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property, Plant and Equipment:

         Property, plant and equipment at March 31, 1997 is summarized as follows:

           Land                                   $   50,000
           Building or building improvements       1,719,000
           Machinery and equipment                 4,063,000
           Furniture and fixtures                     93,000
                                                   5,925,000
           Less: Accumulated depreciation          4,454,000
                                                  $1,471,000

Assets held under capital lease obligations at March 31, 1997 are included in property, plant and equipment as follows:

              Machinery and equipment             $  293,000
              Less: Accumulated amortization         128,000
                                                  $  165,000

Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $140,000 for 1997 and $222,000 for 1996.

Note 4 - Asset Impairment Charges:

The Company adopted Financial Accounting Standard No.
121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") on April 1, 1996. This statement requires companies to record impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In conducting its review, management considered, among other things, its current and expected operating cash flows together with a judgement as to the fair value the Company could receive upon sale of fixed assets.

Based on this review, the Company recognized a non-cash charge of $55,000 for the adoption of Statement No. 121 in fiscal year 1997. This charge was primarily for the write-down of certain discontinued fixed assets to their estimated fair market value. Impairment indicators included a lack of recent sales. Fair value was based on available information related to market value.

               BERES INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-Term Debt:

         Long-term debt at March 31, 1997 is summarized as follows:

         Mortgage payable to bank, due in monthly installments
         of $11,975 including interest at 8.6%, through
         November 2006.  The loan is secured by a first lien on
         the building and improvements and all fixtures,
         machinery and systems servicing the building herein.    $  940,000

         Note payable to bank, due in monthly principal
         installments of $5,000 plus interest at
         prime plus 1-1/2% through September 1997.  The note is
         secured by equipment, accounts receivable, inventory,
         and all intangible property.                                25,000

         Total
                                                                    965,000

         Less: Current maturities                                    85,000

         Long-Term Debt, Less Current Maturities
                                                                 $  880,000

         Future maturities of long-term debt as follows:

           Year Ending March 31
                1998                           $ 85,000
                1999                             72,000
                2000                             78,000
                2001                             85,000
                2002                             93,000
                2003 and subsequent             552,000
                                               $965,000

     The prime rate of interest at March 31, 1997 was 8.5%

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes:

     Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 1997 and 1996.

     Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 1997 follow:

     Allowance for Doubtful Accounts
     Receivable                             $   27,000
     Accrued Vacation and Bonus Pay             23,000
     Net Operating Loss Carryforwards          687,000
     Valuation Allowance                      (682,000)

         Total Deferred Income Tax Assets    $  55,000

     Accumulated Depreciation                $ (55,000)

     Net Deferred Income Tax Asset           $    -

     During the year ended March 31, 1997, the valuation allowance decreased $24,000 due primarily to a reduction in a deferred tax asset for allowance for doubtful accounts receivable.

     At March 31, 1997, the Company had consolidated net operating loss carry forwards for Federal Income Tax purposes of approximately 2,022,000 that expire through the year 2012, and approximately $843,000 that expire through the year 2004 for State Income Tax purposes.

     A reconciliation of income tax (benefit) at the statutory rate to the Company's effective rate is as follows:

                                                  1997          1996

     U.S. Federal Statutory Rate of Tax         (34.0)%        (34.0)%
     Operating Losses with no Current
      Tax Benefit                                34.0           34.0
     Effective Tax Rate                            -              -

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Capital Leases:

         Obligations under capital leases due in monthly
          installments of principal plus interest at rates
          ranging from 4.3% to 17.9% and maturing through
          November 2000.                                         $  133,000

         Less: Current Maturities                                    46,000

         Capital Leases, Less Current Maturities                 $   87,000

         The following is a schedule of future minimum rental payments required for all noncancellable capital leases that have initial or remaining lease terms in excess of one year at March 31, 1997.

           Year Ended March 31
                1998                                   $ 55,000
                1999                                     35,000
                2000                                     35,000
                2001                                     27,000
           Total future minimum lease payments          152,000
           Less: Amount representing interest            19,000
           Present value of future minimum
            lease payments                             $133,000

Note 8 - Commitments and Contingencies:

          Commitments:
          The Company is a lessee under noncancellable operating equipment leases which expire at varying dates through 1999. Future minimum lease payments are tabulated as follows:

          Years Ending March 31,                       Amount
               1998                                    $20,000
               1999                                      9,000

          Contingencies:

Legal Proceedings - The Company is a defendant in a number of legal proceedings which occurred in the normal course of business. Management of the Company, after consultation with legal counsel, feels that the ultimate resolution of these matters will not have a material affect on the Company's financial position.

The rent expense incurred under the leases amounted to $24,000 and $21,000 for the years ended March 31, 1997 and 1996, respectively.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Common Stock and Options:

Amounts Due on Sale of Common Stock - Amounts due on the sale of common stock relate to a sale of 1,200,000 shares of common stock at $.25 per share to the Company's Chairman of the Board, prior to the company's 1986 public offering. Pursuant to the terms of the original note dated April 13, 1986, interest only was payable at the prime rate until June 30, 1988 and principal payments at $37,500 per calendar quarter plus interest were to commence on September 30, 1988 and end on June 30, 1990. At March 31, 1997, the unpaid balance includes principal and interest which was in arrears. No subsequent payments or new arrangements have yet been made for payment. During 1990, counsel provided the Company with an opinion that the 1,200,000 shares issued for the promissory note did not comply with New Jersey statutory law at the time.

Pending any new further developments, no interest has been recorded on this note since 1989. In the event shares were returned at the subscription price and unpaid principal and interest recorded were forgiven, 589,000 shares would be returned and a charge against earnings equal to $23,000 for previously accrued interest would be made.

Options - At March 31, 1997, the Company had previously granted Incentive Stock Options for officers and other employees to purchase 117,000 shares of the Company's common stock at the fair
market value on the date of the grant of $3.00 per share.   Such
options expire from through 1999. As of March 31, 1997, all such options were exercisable.

The Company has also reserved an additional 1,383,000 shares of common stock for possible future issuance under its Incentive Stock Option Plan. Pursuant to the plan, grants entitling the holder to purchase up to $100,000 in fair market value of shares in any calendar year may be made to an officer or employee. Options may be granted for a period of ten years at 100% of the fair market value of the common stock on the date of grant, except for grants to stockholders owning more than 10% of the outstanding common stock (for whom the period is five years and the exercise price is 110% of fair market value). As of March 31, 1997, no options have been granted under this plan.

On April l, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation". Pursuant to this statement, the Company has elected the option of charging against operating income the estimated fair value of stock-based compensation. This election had no effect on the net income or earnings per share of the Company for the year ended March 31, 1997.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Major Customers and Credit Risk Concentrations:

Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                         Accounts Receivable            Sales for the
                            at March 31:            Year Ended March 31:
                           1997         1996            1997       1996

         Customer A      $26,000     $ 21,000       $336,000     $691,000

         Customer B     $ 32,000     $ 57,000       $327,000     $443,000

         Customer C      $73,000     $129,000       $541,000     $541,000

         Customer D      $ 3,000     $126,000       $493,000     $842,000

         Customer E      $ 6,000     $   -          $454,000     $   -

         The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $600,000 at March 31, 1997. Management reviews the financial status of the banks periodically and considers its credit risk minimal.


Note 11- Fair Value of Financial Instruments:

         The amounts included in the balance sheet as of March 31, 1997 for cash and cash equivalents, other current assets, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.


Note 12- Segment Information:

         Segment Information - The Company includes definitions of its segments in its "Management's Discussion and Analysis" appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

         Athenia sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $27,000 and $51,000 for the years ended March 31, 1997 and 1996, respectively.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Segment Information (Continued):

         Corporate assets consist of cash and cash equivalents, prepaid expenses, due from officers, and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

         Information about segments follows:


                         Operating
                          Earnings    Identifiable   Depreciation &  Capital

                 Sales   (Losses)       Assets        Amortization

Expenditures
1997:
Precision
Molds         $  519,000  $ 135,000)   $  305,000     $  10,000     $   -
Custom Molding 2,433,000    342,000     1,226,000       103,000        1,000
Finished Ribbon  729,000   (161,000)      449,000        20,000         -
Discontinued
 Operation         -        (79,000)      111,000          -            -
Corporate & Other  -         -            897,000        15,000         -
Consolidated  $ 3,681,000$  (33,000)$   2,988,000       148,000     $  1,000

1996:
Precision
Molds         $   351,000 $(179,000)   $  329,000     $   21,000     $   -
Custom Molding  2,507,000   290,000     1,381,000        164,000     153,000
Finished Ribbon 1,125,000  (146,000)      550,000         27,000        -
Discontinued
 Operation          4,000   (47,000)      227,000         16,000      56,000
Corporate & Other  -         -            938,000         18,000       4,000
Consolidated  $ 3,987,000$  (82,000)   $3,425,000     $  246,000    $213,000

Note 13 - Other Income:

Interest and other income consists of the following for the years ended
March 31,

                                             1997           1996
       Interest                          $ 30,000       $ 28,000
       Gain on sale of joint venture         -            22,000
       Gain from legal settlement          50,000           -
       Miscellaneous                       21,000         21,000
                                         $101,000       $ 71,000

Gain from legal settlement represents payments received from a customer due to the termination of a production contract.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure:

       NONE

                                PART III

Item 9.  Directors and Executive Officers of the Registrant:

       The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Charles Beres, Sr.     79       Chairman of the Board
                                and Director

Charles Beres, Jr.     48       President, Chief Executive
                                Officer, Chief Financial
                                Officer, Treasurer and Director

Joseph Delikat         57       Vice President, Secretary
                                and Director

Joseph L. Ruden        76       Vice Chairman of the Board
                                of Directors and Director

Harold Zuber           64       Vice President and Director


     Charles Beres, Sr., is Beres' founder and has been associated with it since its inception in June, 1960. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee. Mr. Beres now serves the Company as Chairman of the Board, and in an advisory capacity only.(1)

     Charles Beres, Jr., has been President, Chief Executive Officer and a Director of Beres since 1972, Treasurer and Chief Financial Officer since December, 1987 and Secretary from 1979 until February, 1986. Charles Beres, Jr., is the son of Charles Beres, Sr. Mr. Beres holds a Bachelor of Science Degree in Mechanical Engineering from New York University and a Masters in Business Administration from Fairleigh Dickinson University which he received in 1970 and 1976, respectively. Mr. Beres was employed by the Engineering Department of Beres from June, 1970 until November, 1972 when he became President and Chief Executive Officer. Mr. Beres was also Secretary of Athenia and Supply Dynamics from July, 1976 and October 1983, respectively, until February, 1986. Mr. Beres is primarily responsible for managing the day-to-day operations of the Company. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee.(1)

     Joseph Delikat has served as Vice President of Beres since October, 1983, as Director in 1986, as Secretary since December, 1986 and was subsequently appointed as a Director in 1989. Mr. Delikat was Vice President of Business Machine Supply, Inc., from August, 1980 until September, 1983 where he was primarily responsible for that company's marketing and production activities; was Vice President/General Manager of Cellu-Pak, the office machines supply division of Paramount Packaging, from December, 1972 until August, 1980; and was Plant Manager for the Burlington Plant of Olivetti Corporation of America from October, 1964 until December, 1972. Mr. Delikat holds a bachelor of Science degree from Newark College of Engineering, and a Masters degree in Management Engineering from Newark College of Engineering. He is responsible for overseeing the engineering, product development and sales aspects of Supply Dynamics' business, and is also President, Chief Operating Officer and a Director of Supply Dynamics. Mr. Delikat has also been Secretary of Athenia since December, 1987. Mr. Delikat, whose terms as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee.

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

Footnote 1-On August 17, 1993 the United States Court for the District of New Jersey entered a Final Judgment of Permanent Injunction by Consent against Beres Industries, Inc., Charles Beres, Sr. and Charles Beres, Jr., enjoining future violations under Section 17(a) which may arise out of any future negligent conduct. The Company, Charles Beres, Sr. and Charles Beres, Jr. consented to the entry of the injunction without admitting or denying the allegations in the Complaint.

Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 1994.

  Name of Individual
     or Number of      Capacities in           Cash
   Persons In Group    Which Served         Compensation Paid*

Charles Beres, Sr.       Chairman of the                   $36,676
                         Board

Charles Beres, Jr.       Chief Executive                  $97,140(1)
                         Officer, President,
                         Treasurer, Director

Harold Zuber             Vice President                   $90,250(1)

Joseph Delikat           Vice President                   $83,800(1)

Joseph L. Ruden          Vice Chairman of                    -0-
                         the Board
                             Total                        $307,866
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

   An aggregate of 117,000 options are issued and outstanding under the Plan to certain officers, executives, and employees of the Registrant. See "Executive Compensation". During the fiscal year ended March 31, 1997, no options were issued to officers, executives and employees of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

   The following table sets forth as of July 14, 1997, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

                                     Amt. of Shares
                 Name and Address     Beneficially      Percent of
Title of Class   of Beneficial Owner     Owned            Class

Common Stock  Charles Beres, Sr.   2,467,667 (1)         19.9%
              3227 Abbey  Lane
              Lavalette, N.J.

Common Stock  Charles Beres, Jr.     468,213 (2)          3.8%
              134 Stone Hedge Dr.
              Toms River, N.J.

Common Stock  Harold Zuber           114,000              1.0%
              5 Hayes Road
              Union, N.J.

Common Stock  Joseph L. Ruden        382,970              3.1%
              25 Josh Court
              Clifton, N.J.

Common Stock  Joseph Delikat         240,000 (3)          1.9%
              9 Forest Lane
              Tabernacle, N.J.

Common Stock  All Officers and      3,672,850            29.7%
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

                              Date:      July 1, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         BY:  /s/ Charles Beres, Sr.
                              CHARLES BERES, SR. Chairman of
                              the Board, Director

                         Dated:          July 2, 1997



                         BY:  /s/ Charles Beres, Jr.
                              CHARLES BERES, JR., Chief
                              Executive Officer, President,
                              Treasurer, Chief Financial
                                   Officer, Director

                         Dated:          July 1, 1997


                         BY:  /s/ Joseph Delikat
                              JOSEPH DELIKAT, Vice President,
                              Secretary, Director

                         Dated:          July 1, 1997


                         BY:  /s/ Harold Zuber
                              HAROLD ZUBER, Vice President,
                              Director

                         Dated:          July 1, 1997


                         BY:_________________________________
                              JOSEPH L. RUDEN, Vice Chairman
                              of the Board, Director

                         Dated:______________________________