Form 10KSB/A
period 1997-03-31
BERES INDUSTRIES INC
filed 1997-07-31
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB/A-1

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

Note:  This Form 10-KSB/A-1 has been filed to correct a typographical error in
Item 6, Management's Discussion & Analysis of Financial Condition and Results of Operations. The table summarizing net sales and operating income (loss) by segment for the year ended March 31, 1997 should have indicated Net Income
(Loss) of  $ (40,000) and not $40,000, as previously reported.


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


     The following tables summarize net sales and operating income (loss) by segment.

                                      Year Ended March 31,
                                      1997                1996
                                      (Dollars in Thousands)

Sales
Athenia                            $  519              $  351
Custom Molding                      2,433               2,507
Finished Ribbons                      729               1,125
Discontinued Segment
(Audio Cassettes)                       0                   4
     Total Sales                   $3,681              $3,987

Operating Income (Loss)

Athenia                           $ (135)               $(179)
Custom Molding                       342                   290
Finished Ribbons                    (161)                (146)
Discontinued Segment (Audio
Cassettes)                           (79)                 (47)
  Total Operating Income (Loss)   $  (33)              $  (82)

Investment Expense                $ (111)             $  (122)
Interest and Other Income            101                    53
Gain on Sale of  Joint Venture         0                    22
Gain on Sale of Equipment            ( 5)                   26
Discontinued Segment (Audio
Cassettes)                             8                     0

 Net Income (Loss)                $  (40)               $ (103)


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

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BERES INDUSTRIES, INC (Registrant)

                             By:  /s/  Charles Beres, Jr.
                                  CHARLES BERES, JR., Chief
                                  Executive Officer, President,
                                  Treasurer, Chief Financial
                                  Officer, Director

                             Date:  July 31, 1997