Form 10QSB
period 1997-06-30
BERES INDUSTRIES INC
filed 1997-08-13
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended June 30, 1997.

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

                        12,411,934 - July 31, 1997

                          Beres Industries, Inc.

                               June 30,1997
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1997 and
          March 31, 1997

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 1997 and 1996

          Consolidated Statement of Changes in Stockholders Equity for the Three Months Ended June 30, 1997

          Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements

Item 2. Managements s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations























                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                           6/30/97       3/31/97

     ASSETS

Current Assets
  Cash and Equivalents                  $   679,000    $  701,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $15,000 at Each
     Date                                   361,000       366,000
  Inventories - Raw Materials                69,000        87,000
              - Work in Process              45,000        14,000
              - Finished Goods              123,000       151,000
  Prepaid Expenses and Other
     Current Assets                           9,000        31,000
  Net Current Assets of Discontinued
     Operations                              21,000        21,000

     Total Current Assets                 1,307,000     1,371,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,485,000 and $4,454,000
  Respectively                            1,451,000     1,471,000

Other Assets                                 55,000        56,000

Net Long-Term Assets of Discontinued
     Operations                              90,000        90,000

Total Assets                            $ 2,903,000    $2,988,000











Unaudited -   See Accompanying Notes to Financial Statements

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)



                                         6/30/97         3/31/97

  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                               $   74,000     $   85,000
  Current Maturities of Capital
     Lease Obligations                      38,000         46,000
  Accounts Payable and Accrued
     Expenses                              317,000        322,000
  Customer Deposits                         76,000          9,000

     Total Current Liabilities             505,000        462,000

Long-Term Debt - Less Current
  Maturities                               861,000        880,000

Capital Lease Obligations -
     Less Current Maturities                79,000         87,000

     Total Liabilities                   1,445,000      1,429,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000        248,000
  Capital in Excess of Par Value         3,445,000      3,445,000
  Retained Deficit                      (2,065,000)    (1,964,000)
                                         1,628,000      1,729,000

  Less:   Amounts Due on Sale of
            Common Stock                   170,000        170,000

     Total Stockholders  Equity          1,458,000      1,559,000

LIABILITIES AND STOCKHOLDERS
  EQUITY                                $2,903,000     $2,988,000


Unaudited -      See Accompanying Notes to Financial Statements

                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three Months   Three Months
                                       Ended          Ended
                                      6/30/97        6/30/96

Revenues
  Contract Revenue and Net Sales   $    636,000   $  1,025,000

     Total Revenues                     636,000      1,025,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                               526,000        781,000
  Selling, General and
     Administrative                     197,000        195,000

     Total Operating Expenses           723,000        976,000

Operating Income (Loss)             (    87,000)        49,000

Other Income (Expenses)
  Interest and Other Income              10,000         11,000
  Interest Expense                  (    24,000)   (    29,000)

     Total Other Income (Expenses)  (    14,000)   (    18,000)

Net Income (Loss)                  $(   101,000)  $     31,000

Weighted Average Number of Shares
  Outstanding                        12,412,000     12,412,000

Net Income(Loss) Per Common Share
  Outstanding                      $(     0.008)  $      0.002






           Unaudited - See Accompanying Notes to Financial Statements


                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                      Common Stock         Capital in
                                           Excess of    Retained
                    Shares    Par Value    Par Value    Deficit

Balances -
  April 1, 1997   12,412,000  $ 248,000   $ 3,445,000  $(1,964,000)

Net Loss
  for the Period       -          -            -        (  101,000)

Balances -
  June 30, 1997   12,412,000  $ 248,000   $ 3,445,000  $(2,065,000)






























           Unaudited - See Accompanying Notes to Financial Statements

                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                           1997           1996
Cash Flows from Operating Activities:
  Net Income (Loss) for the Period      $(101,000)     $  31,000
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization       31,000         39,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade          5,000         (3,000)
       Inventories                         15,000         33,000
       Prepaid Expenses and Other
         Current Assets                    22,000         16,000
       Other Assets                           -0-            -0-
       Accounts Payable and Accrued
         Expenses                          (5,000)       (63,000)
       Customer Deposits                   67,000        (12,000)

  Net Cash Provided By
     Operating Activities                  34,000         41,000

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                            (11,000)           -0-
  Investment in Restricted Cash               -0-         (3,000)

  Net Cash Used in
     Investing Activities               $ (11,000)     $  (3,000)














           Unaudited - See Accompanying Notes to Financial Statements




                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                           1997           1996

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $ (30,000)     $ (28,000)
  Principal Payments on Capital
     Lease Obligations                    (15,000)       (16,000)

  Net Cash Used in Financing
     Activities                           (45,000)       (44,000)

Net Decrease in Cash and Equivalents      (22,000)        (6,000)
Cash and Equivalents, Beginning of Year   701,000        377,000
Cash and Equivalents, End of Period     $ 679,000      $ 371,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $  24,000      $  29,000






















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

                                PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the three months ended June 310 1997 decreased by $389,000 or 38% from those in the quarter ended June 30, 1996. Net sales by segment were as follows:


                                             Three Months
                                             Ended June 30,

                                        1997           1996

Athenia                            $  83,000      $  156,000

Custom Molding                       425,000         591,000

Finished Ribbons                     128,000         278,000

                                   $ 636,000      $1,025,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the three months ended June 30, 1997, Athenia's sales decreased approximately $73,000 or 46.8% from the comparable 1996 period. This decrease is primarily the result of the timing of shipments as opposed to a decrease in backlog as Athenia's backlog remains at a high level. Management is hopeful that with a continued effort to obtain new orders, not only will the amount of backlog remain high but sales will increase throughout the current year.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased $166,000 or 28.1% from the quarter ending June 30, 1997. This decrease is primarily the result of an overall slowdown in the custom molding industry which is having a direct affect on the Company. A recently published survey of the industry has concluded that the industry is only running at approximately 61% of capacity as compared to 72% of capacity a year ago. This slowdown is also affecting prices which have become more competitive which has further reduced sales. Management has increased its efforts to secure additional customers in this segment and is hopeful that a higher sales level for custom molded product will be attained.

Finished ribbons cartridge sales decreased approximately $150,000 or 54% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. As mentioned in previous filing, a decrease in demand for impact ribbon products is being experienced in the industry due to the popularity of laser and ink jet printers. Management anticipates that sales for finished ribbons will continue to suffer in the immediate future. In an attempt to offset this, efforts are being made to secure business in certain niche markets for impact ribbons, i.e., point of sale products where it is predicted that growth will continue. It cannot be determined with certainty at this time if the Company will be successsful in securing this business to offset the anticipated general decline.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales increased to 82.7% from 76.2% for the quarter ended June 30, 1997 as compared to the similiar 1996 period. This increase is primarily the result of the decreased sales level and the nature of certain fixed manufacturing overhead expenses. Management will continue to increase its efforts to improve sales and control expenses so as to improve the gross margin.

Selling, general and administrative expenses remained approximately the same at $197,000 for the quarter ended June 30, 1997 as compared to $195,000 for the similar 1996 period.

Interest and other income decreased $1,000 to $10,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease is primarily the result of lower commission income earned on the sale of imported plastic ribbon kits.

Interest expense decreased approximately $5,000 to $24,000 for the three months ended June 30, 1997 as compared to the similar 1996 period. This decrease is the result of the repayment of net borrowings which occurred throughout the year.

Net Income (loss) for the quarter ended June 30, 1997 was a loss of ($101,000) as compared to net income of $31,000 for the three months ended June 30, 1996. This loss is primarily the result of the decrease in gross profit due to the lower level of sales as discussed above.

Management will continue to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls.
A particular emphasis is being placed on increasing sales in the custom molding segment which results in the highest gross profit margins. Absent a further weakening in the molding industry, Management is hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the three months ended June 30, 1997 was a decrease in working capital of $107,000 to $802,000 as compared to March 31, 1997. On a more positive note, operations generated net cash flow of $34,000 despite the loss of $(101,000) for the three months ended June 30, 1997. For this three month period, the Company's cash position decreased approximately $22,000 due to the acquisition of certain assets for approximately $11,000 and the repayment of debt and capital lease obligations of $45,000. At the end of the period, however, the Company had a cash position of $679,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.


Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakened market for its impact ribbon product line and the slowdown in the custom molding industry. It is not possible to determine the future effects of these factors on the Company's financial condition or liquidity at this time. Management is evaluating the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner that could utilize the Company's capabilities as it moves forward. The potential success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant downturn in the overall economy, Management is hopeful for an improvement in long term operating results.

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES

PART II   OTHER INFORMATION


Item 1    Legal Proceedings:

     There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 1997.

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



                                     BERES INDUSTRIES, INC.
Date:  August 12, 1997                     (Registrant)




                                      /S/ CHARLES BERES, JR.
                                   Charles Beres, Jr., President