Form 10QSB
period 1997-09-30
BERES INDUSTRIES INC
filed 1997-11-13
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 6 month period ended September 30, 1997.

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

     (1) Yes   X                   (2)  Yes  X   No
State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                      12,411,934 - September 30, 1997

                           Beres Industries, Inc.

                             September 30,1997
                                Form 10-OSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1997 and
          March 31, 1997

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1997 and 1996 and the Six
          Months Ended September 30, 1997 and 1996.

          Consolidated Statement of Changes in Stockholders Equity for the Six Months Ended September 30, 1997

          Consolidated Statements of Cash Flows for the Six Months Ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements

Item 2. Managements s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations


















                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                           9/30/97       3/31/97

     ASSETS

Current Assets
  Cash and Equivalents                  $   536,000    $  701,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $15,000 at Each
     Date                                   330,000       366,000
  Inventories - Raw Materials                69,000        87,000
              - Work in Process             102,000        14,000
              - Finished Goods              121,000       151,000
  Prepaid Expenses and Other
     Current Assets                           2,000        31,000
  Net Current Assets of Discontinued
     Operations                                 -0-        21,000

     Total Current Assets                 1,160,000     1,371,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,513,000 and $4,454,000
  Respectively                            1,423,000     1,471,000

Other Assets                                 53,000        56,000

Net Long-Term Assets of Discontinued
     Operations                              90,000        90,000

Total Assets                            $ 2,726,000    $2,988,000






Unaudited -   See Accompanying Notes to Financial Statements
                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                         9/30/97         3/31/97

  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                               $   66,000     $   85,000
  Current Maturities of Capital
     Lease Obligations                      29,000         46,000
  Accounts Payable and Accrued
     Expenses                              321,000        322,000
  Customer Deposits                         51,000          9,000

     Total Current Liabilities             467,000        462,000

Long-Term Debt - Less Current
  Maturities                               843,000        880,000

Capital Lease Obligations -
  Less Current Maturities                   72,000         87,000

     Total Liabilities                   1,382,000      1,429,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000        248,000
  Capital in Excess of Par Value         3,445,000      3,445,000
  Retained Deficit                      (2,179,000)    (1,964,000)
                                         1,514,000      1,729,000
  Less:   Amounts Due on Sale of
            Common Stock                   170,000        170,000

     Total Stockholders  Equity          1,344,000      1,559,000

LIABILITIES AND STOCKHOLDERS  EQUITY    $2,726,000     $2,988,000

     Unaudited -See Accompanying Notes to Financial Statements

                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months        Three Months
                                        Ended              Ended
                                      9/30/97             9/30/96
Revenues
  Contract Revenue and Net Sales   $    668,000        $    836,000

     Total Revenues                     668,000             836,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                               557,000             696,000
  Selling, General and
     Administrative                     190,000             203,000

     Total Operating Expenses           747,000             899,000

Operating (Loss)                    (    79,000)        (    63,000)

Other Income (Expenses)
  Interest and Other Income               8,000              15,000
  Interest Expense                  (    22,000)        (    32,000)

     Total Other Income (Expenses)  (    14,000)        (    17,000)

(Loss)From Continuing Operations    (    93,000)        (    80,000)

(Loss)From Discontinued Operations  (    21,000)                -0-

Net(Loss)                          $(   114,000)       $(    80,000)

Weighted Average Number of Shares
  Outstanding                        12,412,000          12,412,000

Earnings Per Common Share Outstanding
 (Loss)from Continuing Operations  $(     0.007)       $(     0.006)
 (Loss)from Discontinued Operations (     0.002)                -0-

     Net (Loss)                    $(     0.009)       $(     0.006)

Unaudited - See Accompanying Notes to Financial Statements
                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Six Months     Six Months
                                     Ended           Ended
                                     9/30/97        9/30/96
Revenues
  Contract Revenue and Net Sales   $  1,304,000   $  1,861,000

     Total Revenues                   1,304,000      1,861,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                             1,083,000      1,477,000
  Selling, General and
     Administrative                     387,000        398,000

     Total Operating Expenses         1,470,000      1,875,000

Operating (Loss)                    (   166,000)       (14,000)

Other Income (Expenses)
  Interest and Other Income              18,000         26,000
  Interest Expense                  (    46,000)   (    61,000)

     Total Other Income (Expenses)  (    28,000)   (    35,000)

(Loss)From Continuing Operations    (   194,000)   (    49,000)

(Loss)From Discontinued Operations  (    21,000)           -0-

Net (Loss)                         $(   215,000)  $(    49,000)

Weighted Average Number of Shares
  Outstanding                        12,412,000     12,412,000

Earnings Per Common Share Outstanding
  (Loss)from Continuing Operations $(     0.016)  $ (    0.004)
  (Loss)from Discontinued Operations(     0.001)           -0-

     Net (Loss)                    $(     0.017)  $(     0.004)

           Unaudited - See Accompanying Notes to Financial Statements
                         Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                      Common Stock         Capital in
                                           Excess of    Retained
                    Shares    Par Value    Par Value    Deficit

Balances -
  April 1, 1997   12,412,000  $ 248,000   $ 3,445,000  $(1,964,000)

Net (Loss)
  for the Period       -          -            -        (  215,000)

Balances -
  Sept. 30, 1997 $12,412,000  $ 248,000   $ 3,445,000  $(2,179,000)
























           Unaudited - See Accompanying Notes to Financial Statements

                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                           1997           1996
Cash Flows from Operating Activities:
  Net (Loss) for the Period             $(215,000)     $ (49,000)
  Adjustments to Reconcile Net
     (Loss) to Net Cash Provided by
     Operating Activities:
     Increase in Bad Debt Allowance
       From Discontinued Operations        21,000            -0-
       Depreciation and Amortization       63,000         78,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade         36,000         26,000
       Inventories                        (40,000)       (18,000)
       Prepaid Expenses and Other
         Current Assets                    29,000         37,000
       Other Assets                       ( 1,000)        (1,000)
       Accounts Payable and Accrued
         Expenses                         ( 1,000)        91,000
       Customer Deposits                   42,000        (10,000)

  Net Cash Provided By (Used in)
     Operating Activities                 (66,000)       154,000

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                            (11,000)           -0-
  Investment in Restricted Cash               -0-            -0-
  Cash Released from Restriction              -0-        268,000

  Net Cash Provided By (Used in)
     Investing Activities               $ (11,000)     $ 268,000





           Unaudited - See Accompanying Notes to Financial Statements



                                 Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                           1997           1996

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $ (56,000)     $(159,000)
  Principal Payments on Capital
     Lease Obligations                    (32,000)       (31,000)

  Net Cash (Used in) Financing
     Activities                           (88,000)      (190,000)

Net Increase (Decrease)in Cash
     and Equivalents                     (165,000)       232,000
Cash and Equivalents, Beginning of Year   701,000        377,000
Cash and Equivalents, End of Period     $ 536,000      $ 609,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $  46,000      $  61,000

















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

                                PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the six months and three months ended September 30, 1997 decreased by $557,000 or 29.9% and $168,000 or 20.1% from the similar periods of 1996. Net sales by segment were as follows:


                         Six Months               Three Months
                       Ended September 30,       Ended September 30,

                       1997          1996         1997           1996

Athenia             $  284,000     $  264,000   $ 202,000   $ 107,000

Custom Molding         760,000      1,219,000     334,000     629,000

Finished Ribbons       260,000        378,000     132,000     100,000

                    $1,304,000     $1,861,000   $ 668,000   $ 836,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months and three months ended September 30, 1997, Athenia's sales increased approximately $20,000 or 7.6% and $95,000 or 88.8% from their respective 1996 periods. These increases resulted primarily from a significant increase in orders for new tooling which was received and began shipping during the most recent three month period. Management is hopeful that sales for this segment will remain at these increased levels during the immediate future.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased $459,000 or 37.7% and $295,000 or 46.9% for the six months and three months ended September 30, 1997, as compared to similar 1996 periods. These decreases are primarily the result of two factors, namely, the loss of a large custom molding customer who elected to bring his molding in house during the first calendar quarter of 1997 and the slowdown of a seasonal customer molding customer who is not running at last year's levels. Management continues to make a concentrated effort to increase sales in this product segment. Recently, the Company employed another experienced sales representative for both tooling and customer molding sales. Additionally, the Company has contracted to exhibit at certain industry trade shows. Management remains hopeful that these efforts will result in increased sales for this product segment.

Finished ribbons cartridge sales decreased approximately $118,000 or 31.2% for the six months ended September 30, 1997 when compared to the similar 1996 period. For the three months ended September 30, 1997, finished ribbon cartridge sales increased $32,000 or 32% as compared to the three months ended September 30, 1996. The six month decrease is due to several factors, namely, the overall slowdown in demand for impact ribbon products caused by the increased popularity of laser and ink jet printers, the resulting price decreases for impact ribbons due to severe competition within the industry caused by over capacity and certain large co-manufacturing customers of the Company reducing purchase requirements as they attempt to keep their own manufacturing plants busy. The three month increase is primarily the result of an increase in orders from one customer and the unusually low level of sales during the 1996 three month period. Although Management is continuing its efforts to increase sales in this segment by concentrating on niche markets and key customers, it is anticipated that sales will remain at reduced levels in the immediate future.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales increased to 83.1% from 79.4% for the six months ended September 30, 1997 as compared to the similiar
1996 period. For the three months ended September 30, 1997, cost of sales remained approximately the same at 83.4% as compared to the three months ended September 30, 1996. The increase in the six month cost of sales is primarily the result of the unusually low cost of sales percentage experienced during the 1996 period as a result of the product mix.

Selling, general and administrative expenses decreased approximately $11,000 and $13,000 for the six months and three months ended September
30. 1997 as compared to 1996. These decreases are primarily the result of a reduction in 1997 of certain fixed costs such as legal fees.

Interest and other income decreased approximately $8,000 and $7,000 for the six months and three months ended September 30, 1997 as compared to the corresponding periods for 1996. These decreases are primarily the result of lower commission income earned on the sale of imported plastic ribbon kits during the 1997 periods.

Interest expense decreased approximately $15,000 to $46,000 for the six months ended September 30, 1997 as compared to 1996. Likewise, for the three months ended September 30, 1997, interest expense decreased approximately $10,000 to $22,000 as compared to the three months ended September 30, 1996. These decreases are primarily the result of the repayment of net borrowings.

Net Income (loss) for the six months ended September 30, 1997 was ($215,000) as compared to a net loss of ($49,000) for the similiar 1996 period. The net loss for the three months ended September 30, 1997 was ($114,000) as compared to a net loss of ($80,000) for 1996. Included in both 1997 figures was a one time charge for bad debt from discontinued operation of $21,000. The increase in net (loss) for the 1997 periods is primarily the result of the lower level of sales, particularly in the custom molding segment which usually carries the highest margins, coupled with the nature of certain fixed SG&A costs.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. Recently, due to the low sales level, Management implemented a plan of restructuring production schedules and cutting certain salaries to reduce costs and minimize any future losses until sales levels are increased. The Company intends to continue redirecting its focus toward custom contract molding which yields the highest gross profit margins. Absent a downturn in the overall economy, Management remains hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the six months ended September 30, 1997 was a decrease in working capital of approximately $216,000 to $693,000. During the same period, the Company's cash position decreased approximately $165,000 of which $66,000 of cash was used in operations. At September 30, 1997, however, the Company had a respectable cash position of $536,000. Additionally, during this period, the Company paid down principal on debt of approximately $88,000.
The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, the weakened market for its impact ribbon product line and the slowdown in the custom molding industry. It is not possible to determine the future effects of these factors on the Company's financial condition or liquidity at this time. Management continues to evaluate the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner that could utilize the Company's capabilities. The potential success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls.
Absent any unanticipated operating expenses or a significant downturn in the overall economy, Management remains hopeful for an improvement in long term operating results.

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



                                     BERES INDUSTRIES, INC.
Date:  November 13, 1997                      (Registrant)




                                      /S/ CHARLES BERES, JR.
                                   Charles Beres, Jr., President














C:\WORD\BERES\10Q630.97\SEPT30.WPD