Form 10QSB
period 1997-12-31
BERES INDUSTRIES INC
filed 1998-02-12
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 9 month period ended December 31, 1997.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from            to

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

Registrant's telephone number, including area code (732) 367-5700

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

                      12,411,934 - December 31, 1997

                             Beres Industries, Inc.

                               December 31, 1997
                                  Form 10-QSB

                                     Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1997 and
          March 31, 1997

          Consolidated Statements of Operations for the Three Months Ended December 31, 1997 and 1996 and the Nine
          Months Ended December 31, 1997 and 1996.

          Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended December 31, 1997

          Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements

Item 2. Management s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations

Part II:  Other Information















                                Part I - Item 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     12/31/97       3/31/97

             ASSETS

Current Assets
  Cash and Equivalents              $ 560,000     $ 701,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $15,000 at Each
     Date                             204,000       366,000
  Inventories - Raw Materials          62,000        87,000
              - Work in Process        54,000        14,000
              - Finished Goods         96,000       151,000
  Prepaid Expenses and Other
     Current Assets                       -0-        31,000
  Net Current Assets of Discontinued
     Operations                           -0-        21,000

     Total Current Assets            976,000      1,371,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,535,000 and $4,454,000
  Respectively                     1,392,000      1,471,000

Other Assets                          51,000         56,000

Net Long-Term Assets of Discontinued
     Operations                       90,000         90,000

Total Assets                      $2,509,000     $2,988,000






     Unaudited - See Accompanying Notes to Financial Statements

                                Part I - Item 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                         12/31/97      3/31/97
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                               $  64,000    $  85,000
  Current Maturities of Capital
     Lease Obligations                     29,000       46,000
  Accounts Payable and Accrued
     Expenses                             207,000      322,000
  Customer Deposits                        37,000        9,000

     Total Current Liabilities            337,000      462,000

Long-Term Debt - Less Current
  Maturities                              828,000      880,000

Capital Lease Obligations -
  Less Current Maturities                  65,000       87,000

     Total Liabilities                  1,230,000    1,429,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                  248,000      248,000
  Capital in Excess of Par Value        3,445,000    3,445,000
  Retained Deficit                     (2,244,000)  (1,964,000)
                                        1,449,000    1,729,000
  Less:   Amounts Due on Sale of
            Common Stock                  170,000      170,000

     Total Stockholders  Equity         1,279,000    1,559,000

LIABILITIES AND STOCKHOLDERS  EQUITY  $ 2,509,000  $ 2,988,000

     Unaudited -See Accompanying Notes to Financial    Statements

Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months     Three Months
                                      Ended            Ended
                                  12/31/97           12/31/96
Revenues
  Contract Revenue and Net Sales $   564,000      $   882,000

     Total Revenues                  564,000          882,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                            456,000          691,000
  Selling, General and
     Administrative                  166,000          229,000

     Total Operating Expenses        622,000          920,000

Operating (Loss)                     (58,000)         (38,000)

Other Income (Expenses)
  Interest and Other Income           15,000           74,000
  Interest Expense                   (22,000)         (26,000)

     Total Other Income (Expenses)    (7,000)          48,000

Income (Loss) From Continuing
     Operations                     ( 65,000)          10,000

Income (Loss) From Discontinued
     Operations                          -0-              -0-
Net Income(Loss)                 $   (65,000)     $    10,000

Weighted Average Number of Shares
  Outstanding                     12,412,000       12,412,000
Earnings Per Common Share Outstanding
   Income (Loss) From Continuing
     Operations                  $    (0.005)     $     0.001
   Income (Loss) From Discontinued
     Operations                          -0-              -0-
   Net Income (Loss)             $    (0.005)     $     0.001
Unaudited - See Accompanying Notes to Financial Statements


                          Part I - Item 1

              BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Nine Months   Nine Months
                                    Ended            Ended
                                     12/31/97       12/31/96
Revenues
  Contract Revenue and Net Sales   $1,868,000     $2,743,000

     Total Revenues                 1,868,000      2,743,000

Operating Expenses
  Contract Costs and Cost of Goods
     Sold                           1,539,000      2,168,000
  Selling, General and
     Administrative                   553,000        627,000

     Total Operating Expenses       2,092,000      2,795,000

Operating (Loss)                     (224,000)       (52,000)

Other Income (Expenses)
  Interest and Other Income            33,000        100,000
  Interest Expense                    (68,000)       (87,000)

     Total Other Income (Expenses)    (35,000)        13,000

(Loss)From Continuing Operations     (259,000)       (39,000)

(Loss)From Discontinued Operations    (21,000)           -0-

Net (Loss)                         $ (280,000)    $  (39,000)

Weighted Average Number of Shares
  Outstanding                      12,412,000     12,412,000

Earnings Per Common Share Outstanding
  (Loss)from Continuing Operations $   (0.021)    $   (0.003)
  (Loss)from Discontinued Operations   (0.001)           -0-

Net (Loss)                         $   (0.022)    $   (0.003)

Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

         BERES INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                      Common Stock        Capital in
                                           Excess of    Retained
                    Shares    Par Value    Par Value    Deficit

Balances -
  April 1, 1997   12,412,000  $ 248,000   $ 3,445,000  $(1,964,000)

Net (Loss)
  for the Period       -          -            -        (  280,000)

Balances -
  Dec. 31, 1997   12,412,000  $ 248,000   $ 3,445,000  $(2,244,000)






















Unaudited - See Accompanying Notes to Financial Statements




Part I - Item 1

             BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                        1997          1996
Cash Flows from Operating Activities:
  Net (Loss) for the Period          $(280,000)   $ (39,000)
  Adjustments to Reconcile Net
     (Loss) to Net Cash Provided by
     Operating Activities:
     Increase in Bad Debt Allowance
       From Discontinued Operations     21,000          -0-
       Depreciation and Amortization    95,000      117,000
       Gain on Disposal of Equipment       -0-      (67,000)
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade     162,000      102,000
       Inventories                      40,000      (10,000)
       Prepaid Expenses and Other
         Current Assets                 31,000       59,000
       Other Assets                        -0-       (3,000)
       Accounts Payable and Accrued
         Expenses                     (115,000)       9,000
       Customer Deposits                28,000       (3,000)

  Net Cash Provided By (Used in)
     Operating Activities              (18,000)     165,000

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                         (11,000)      (1,000)
  Proceeds from Insurance Reimbursement    -0-       67,000
  Cash Released from Restriction           -0-      268,000

  Net Cash Provided By (Used in)
     Investing Activities           $ (11,000)    $ 334,000


Unaudited - See Accompanying Notes to Financial Statements



Part I - Item 1

             BERES INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                             1997          1996

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (73,000)    $(188,000)
  Principal Payments on Capital
     Lease Obligations                     (39,000)      (47,000)

  Net Cash (Used in) Financing
     Activities                          ( 112,000)     (235,000)


Net Increase (Decrease)in Cash
     and Equivalents                      (141,000)      264,000
Cash and Equivalents, Beginning of Year    701,000       377,000
Cash and Equivalents, End of Period     $  560,000     $ 641,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $   68,000     $  87,000
















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

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form
                    10-KSB for the most recent fiscal year ended.


                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the nine months ended December 31, 1997 decreased by $875,000 or 31.9% from the comparable 1996 period. For the three months ended December 31, 1997, Net Sales decreased $318,000 or 36.1% from 1996. Net sales by segment were as follows:


                         Three Months            Nine Months
                       Ended December 31,     Ended December 31,

                       1997      1996        1997       1996

Athenia         $  169,000   $ 105,000   $ 453,000  $  369,000

Custom Molding     290,000     587,000   1,049,000   1,806,000
Finished Ribbons   105,000     190,000     366,000     568,000

                $  564,000   $ 882,000 $ 1,868,000  $2,743,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months and three months ended December 31, 1997, Athenia's sales increased $84,000 or 22.8% and $64,000 or 61% from their respective periods ended December 31, 1996. These increases are primarily the result of an increased backlog for tooling which is being experienced in the current fiscal year. It is anticipated that sales for this segment will remain at or near current levels in the immediate future.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $757,000 or 41.9% and $297,000 or 50.6% for the nine months and three months ended December 31, 1997, when compared to the similar periods of 1996. These decreases are primarily the result of the loss of a large custom contract customer who began molding product in house during early calendar 1997 as well as slowdown in the amount of plastic cartridge kits being made for the
finished ribbon industry.   Additionally, there is an overall slowdown
in the custom molding industry which has been particularly hard hit by the amount of manufacturing for these type of products that has been transferred out of the country due to the recent trade agreement. Although Management is currently negotiating with certain new customers for custom molding projects, it is anticipated that sales for this segment will remain at these reduced levels for the immediate future.

Finished ribbons cartridge sales decreased approximately $202,000 or 35.6% for the nine months ended December 31, 1997 as compared to 1996. For the three months ended December 31, 1997, sales for this segment decreased $85,000 or 44.7% from the similar 1996 period. These continuing decreases are primarily the result of a continued shrinking of the ribbon industry due to the effect of laser and ink jet printers on impact printers. Additionally, sales to certain co-manufacturers have decreased as a result of mergers within the industry and others electing to switch manufacturing to foreign locations. Although Management is continuing its efforts to increase sales in this segment, it is anticipated that sales will remain at these reduced levels.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales were 82.4% and 80.9% for the nine months and three months ended December 31, 1997 as compared to 79.0% and 78.3% for the respective periods of 1996. The increases in the 1997 periods are primarily the result of lower sales volume and the nature of certain fixed manufacturing overhead costs. The improvement in the most recent three month period as compared to the nine month result is due to additional cost cutting measures which were implemented during October 1997.

Selling, general and administrative expenses decreased approximately
$74,000 and $63,000 for the nine months and three months ended
December 31, 1997 when compared to nine months and three month periods ended December 31, 1996. The decreases, once again, are primarily the result of the additional cost cutting measures which were implemented during October 1997 and included, among other things, significant voluntary pay reductions to the officers and other salaried personnel.

Interest and other income decreased approximately $67,000 and $59,000 for the nine months and three months ended December 31, 1997 as compared to their respective 1996 periods. These decreases are primarily the result of insurance proceeds in the amount mount of approximately $66,000 which were collected as payments for assets damaged in a minor fire during the 1996 periods.

Interest expense decreased approximately $19,000 and $4,000 for the nine months and three months ended December 31, 1997 as compared to the similar 1996 periods. These decreases represent lower interest costs as a result of the repayment of debt which occurred during the year.

Net Income (loss) for the nine months ended December 31, 1997 was ($280,000) as compared to ($39,000) during the similar 1996 period. For the three months ended December 31, 1997, the Company had a net loss of ($65,000) as compared to net income of $10,000 during the three months ended December 31, 1996. Included in the nine month 1997 figures is a one time loss from discontinued operations of $(21,000) which represents a writedown of the remaining audio cassette accounts receivable. This significant increase in net (loss) for the 1997 periods is primarily the result of the lower level of sales, particularly in the custom molding segment which usually carries the highest margins, coupled with the nature of certain fixed overhead costs. The cost cutting measures as discussed above resulted in a smaller loss for the most recent three months ended December 31, 1997 despite even lower sales for that period.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. The cost cutting measures, including salary reductions, will remain in effect for the foreseeable future. The Company intends to continue redirecting its focus toward custom contract molding which yields the highest gross profit margins. Absent a downturn in the overall economy, Management remains hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the nine months ended December 31, 1997 was a decrease in working capital of approximately $270,000 to $639,000. During the same period, the Company's cash position decreased approximately $141,000 of which $18,000 of cash was used in operations. At December 31, 1997, however, the Company had a respectable cash position of $560,000. Additionally, during this period, the Company paid down secured debt of approximately $112,000. Despite these decreases for the nine months ended December 31, 1997, for the three months ended December 31, 1997, the Company's cash position actually increased $24,000 to $560,000 and the Company generated cash from operations of approximately $48,000. This positive result is from the cost cutting measures which were implemented at the beginning of the December 31, 1997 quarter.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, further cost cutting will be reviewed.

Achieving the return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, increasing sales in the custom molding segment despite the slowdown in the custom molding industry and/or purchasing or developing a product line to replace the Company's impact ribbon product line which continues to experience weakened demand due to the shrinking market. Management continues to evaluate the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner that could utilize the Company's capabilities. The success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant downturn in the overall economy, Management remains hopeful for an improvement in long term operating results.

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

               None

Item 3    Default Upon Senior Securities:

               None

Item 4    Submission of Matters to a Vote of Security Holders:

               None

Item 5    Other Information:

          During the quarter ended December 31, 1997, one of the Company's Directors, Joseph L. Ruden, died. The Board of Directors does not, at this time, have any immediate plans to replace Mr. Ruden.

Item 6    Exhibits and Reports on Form 8-K:

               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BERES INDUSTRIES, INC.
Date:  February 10, 1998                (Registrant)




                                       s/s Charles Beres,Jr.
                                   Charles Beres, Jr., President