Form 10KSB
period 1998-03-31
BERES INDUSTRIES INC
filed 1998-07-14
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

   For the Fiscal Year Ended March 31, 1998 Commission File Number 0-14840

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

      Registrant's telephone number, including area code (732) 367-5700

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

The issuer's revenues for its most recent fiscal year were $2,588,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $638,538 on July 13, 1998 based on the last available bid quotation ($.07) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on July 13, 1998 was 12,411,934. Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business:

                     General Development of Business.

     Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly-owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc. ("Supply Dynamics") were incorporated in the State of New Jersey on
July 27, 1976 and October 11, 1983, respectively.   As of Beres'
March 31, 1998 fiscal year end, Athenia was merged into Beres. It is anticipated that Supply Dynamics will be merged into Beres in the near future, thereby eliminating Beres' subsidiaries and combining all operations in the parent company. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as the "Registrant" or the "Company").

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

                                Customers

     Three of the Company's unaffiliated customers accounted for approximately thirty-six (36%) percent of the Company's total sales for the fiscal year ended March 31, 1998. The loss of any one of these customers could have a material adverse effect on the Company's business. No material portion of the Company's business is seasonal.

                            Backlog of Orders

     The following table illustrates the Company's backlog of orders believed to be firm as of June 1, 1998, and as of that approximate date in the preceding fiscal year:

                         As of                     As of
                     June 1, 1998              June 1, 1997

Sales Backlog          $376,180                $ 642,458


                        As of                     As of
                     June 1, 1998              June 1, 1997
% deliverable
in succeeding
fiscal year                100%                      100%

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

                                Employees

     At July 1, 1998 the Company employed an aggregate of 42 employees. The Company has not experienced any labor problems or work stoppages to date, and management is of the opinion that the Company's relations with its employees is good.

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

Item 3.  Legal Proceedings:

     During the fiscal year ended March 31, 1998, there were no material legal proceedings which the Company is required to report.

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

     The past performance of Beres' Common Stock is not necessary indicative of future performance.

                                  1995

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .09          $ .03
               2nd Qtr             $ .07          $ .01
               3rd Qtr             $ .055         $ .045
               4th Qtr             $ .0625        $ .055


                               1996

                                    High (Bid)     Low (Bid)

               1st Qtr             $ .07          $ .06
               2nd Qtr             $ .13          $ .07
               3rd Qtr             $ .09          $ .07
               4th Qtr             $ .075         $ .03125

                              1997

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .075         $ .07
               2nd Qtr             $ .10          $ .04
               3rd Qtr             $ .10          $ .10
               4th Qtr             $ .08          $ .04


                               1998

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .06          $ .04
               2nd Qtr             $ .125         $ .045
               3rd Qtr*            $ .075         $ .0525

*    Through July 13, 1998.

As of July 13, 1998 the approximate number of Shareholders of record of the Company was 1895. Although the Company had paid dividends to its shareholders prior to its initial public offering, any future payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. The Company's securities quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".


Item 6. Management's Discussion & Analysis of Financial Condition and Results of Operations:

     This analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto.


     The Company believes that an understanding of its operating results requires an analysis into its business segments. The business segments are as follows:

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

                                   Year Ended March 31,
                                   1998                1997
                                   (Dollars in Thousands)

Sales
Athenia                             $  610           $  519
Custom Molding                       1,471            2,433
Finished Ribbons                       507              729
     Total Sales                    $2,588           $3,681


Operating Income (Loss)

Athenia                             $ (100)         $ (135)
Custom Molding                          72             342
Finished Ribbons                      (124)           (161)
Discontinued Segment                  ( 21)           ( 79)
   Total Operating Income (Loss)    $ (173)         $  (33)


Investment Expense                  $ ( 89)         $ (111)
Interest and Other Income               34             101
Gain (Loss) on Sale of Equipment         4            (  5)
Gain (Loss)from Discontinued Segment     1               8

   Net Income (Loss)                $ (223)         $   40


The Company's total net sales for the fiscal year ended March 31, 1998 were $2,588,000, a decrease of $1,093,000 or 29.7% from the year ended March 31, 1997. For the 1998 fiscal year, the Company posted a net loss of $(223,000), as compared to net loss of $(40,000) for the fiscal year ended March 31, 1997.

     Athenia's sales increased $91,000 to $610,000 or approximately 17.5% for the fiscal year ended March 31, 1998, as compared to the 1997 fiscal year. During the 1998 period, Athenia incurred an operating loss of $(100,000) as compared to an operating loss of $(135,000) for the fiscal year ended March 31, 1997. The increase in sales is the result of an increase in demand and orders realized for the Company's tooling services during 1998. The decrease in operating loss for Athenia is primarily the result of the increase in gross profit dollars realized as a result of the sales increase. As mentioned in recent prior filings, the Company employed two independent commissioned sales representatives in this area approximately twelve months ago. This has resulted in an increase in quotations, orders received, and gaining certain new customers. Management remains hopeful that sales for this segment will remain at current levels and result lowering the operating loss during the current fiscal year.

     Custom Molding sales decreased $962,000 or 39.5% to $1,471,000 during the fiscal year ended March 31, 1998, as compared to the year ended March 31, 1997. This segment produced operating income of $72,000 for the 1998 fiscal year as compared to operating income of $342,000 for the fiscal year ended March 31, 1997. The significant reduction in sales for the custom molding segment is primarily the result of the continuing slowdown in the ribbon industry and the sharp curtailment of shipment of ribbon kits to ribbon manufacturers as well as the loss of one custom molding customer who sold a product line to another manufacturer who did
not require the Company's molding services.   The decrease in
operating income for this segment is strictly the result of the lower sales volume which generated less gross profit dollars to cover certain fixed overhead expenses. Management is intensifying its efforts to secure additional customers and increase sales and remains hopeful that higher sales levels for custom molded products will be attained. In the interim, Management continues to control costs in order to minimize any affect the decrease in sales is having on operating income.

     Finished Ribbon cartridge sales decreased $222,000 or 30.5% to $507,000 during the fiscal year ended March 31, 1998 as compared to the year ended March 31, 1997. This segment produced an operating loss of $(124,000) during the 1998 fiscal year as compared to an operating loss of $(161,000) during the fiscal year ended March 31, 1997. The decrease in sales is primarily the result of a shrinking market for impact printer ribbon products which are losing market share to the newer ink jet and laser printers that do not use ribbons. The decrease in operating loss for this segment despite the reduced sales level is primarily the result of controlling costs and selectively seeking out the highest margin business. Management will continue its efforts to control costs, improve efficiencies and selectively seek out niche orders in this segment. It is not possible at this time to determine if these efforts will reverse the trend of this product segment during the current fiscal year.

     Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. Cost of sales increased to approximately 78.2% during the fiscal year ended March 31, 1998 from 77% for the 1997 fiscal year. This cost increase and resulting decrease in gross margin despite being small is primarily the result of the significant decrease in sales experienced during the 1998 fiscal year when compared to 1997 and the nature of certain fixed manufacturing overhead expenses. Management expects to continue efforts to control manufacturing costs and improve production efficiencies while operating at the reduced sales levels.

     Selling, General and Administrative Expenses decreased $85,000 to $715,000 during fiscal year ended March 31, 1998 as compared to 1997. This decrease is primarily the result of lower salaries which resulted from temporary voluntary pay reductions from salaried personnel to minimize the loss and conserve cash while sales are being rebuilt.

     Interest and Other Income decreased approximately $67,000 to $34,000 during fiscal year ended March 31, 1998 as compared to 1997. This decrease is primarily the result of insurance proceeds in the amount of $66,000 which were collected as payment for assets damaged in a minor fire during the 1997 fiscal year.

     Interest Expense decreased approximately $22,000 to $89,000 during the 1998 fiscal year as compared to fiscal 1997. This decrease is primarily the result of the repayment of net borrowings.

     Gain (Loss) on Sale of Equipment for fiscal 1998 was a gain of
$4,000 as compared to a loss of $(5,000) for fiscal 1997.   These
were the net effect of selling certain assets relative to their net book values.

     Net Income (Loss) for the fiscal year ended March 31, 1998 was $(223,000) as compared to a net loss of $(40,000) for the fiscal year ended March 31, 1997. This increase in loss is primarily the result of the significantly lower sales volume and the nature of certain fixed costs. Management has taken steps to reduce costs until higher sales levels can be attained. These efforts have resulted in a decrease in the loss in the most recent quarters. Managment will continue its efforts to increase sales and control costs and is hopeful for an improvement in operating results.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had working capital of approximately $715,000 at March 31, 1998, as compared to working capital of $909,000 at March 31, 1997. At March 31, 1998, the Company had cash and cash equivalents of approximately $518,000, a decrease of $183,000 from its cash position at March 31, 1997. Of this decrease, approximately $41,000 was used in operations and $136,000 was used to paydown principal on long term debt and capital leases. The Company's current ratio was approximately 2.77 at March 31, 1998 and the Company is within term on all its obligations. Additionally, the Company has significant free assets on which to borrow if the need should arise.

Management intends to make every effort to improve operating cash flows includig whatever cost cutting measures are necessary until
higher sales levels can be attained.   Scheduled debt repayments
are expected to be met by cash flow.

Achieving a return to growth and profitablity will require the Company to overcome uncertainties which it now faces, namely, the weakening market for the Company's proprietary impact ribbon product line and the strengthening of its sales and marketing efforts in the custom molding industry. To that end, the Company has continued to increase its sales personnel by employing additional direct employees as well as independent representatives and begun a program of exhibiting in a number of trade shows. Management is continuing to evaluate the possibility of raising capital, to invest in new products and/or markets and also seeking out strategic partners that could align with the Company and utilize the Company's capabilities. The success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve
cost controls.   Absent any unanticipated opearting expenses or a
significant downtown in the overall economy, Management is hopeful for an improvement in long term operating results.

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998




                                                            Page

Independent Auditors' Report                                F-2

Financial Statements:

     Consolidated Balance Sheet as of March 31, 1998        F-3

     Consolidated Statements of Operations
      For the Years Ended March 31, 1998 and 1997           F-4

     Consolidated Statements of Changes in
      Stockholders' Equity
      For the Years Ended March 31, 1998 and 1997           F-5

     Consolidated Statements of Cash Flows
      For the Years Ended March 31, 1998 and 1997           F-6

     Notes to Consolidated Financial Statements         F-8 to F-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Beres Industries, Inc.

We have audited the accompanying consolidated balance sheet of Beres Industries, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beres Industries, Inc. and subsidiaries as of March 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



WITHUM, SMITH & BROWN
TOMS RIVER, NJ
June 9, 1998
                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998


       ASSETS

Current Assets:
  Cash and cash equivalents                                   $  518,000
  Marketable securities                                           24,000
  Accounts receivable, less allowance for
    doubtful accounts of $15,000                                 356,000
    Inventories:
   Raw materials                                                  69,000
   Work-in-process                                                27,000
   Finished goods                                                114,000
  Prepaid expenses and other current assets                       12,000
       Total Current Assets                                    1,120,000

Property, Plant and Equipment - Net                            1,361,000

Other Assets                                                      54,000

Net Assets of Discontinued Operations                             90,000

       TOTAL ASSETS                                           $2,625,000




       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                        $   72,000
  Current maturities of capital lease obligations                 30,000
  Accounts payable and accrued expenses                          272,000
  Customer deposits                                               31,000

       Total Current Liabilities                                 405,000

Long-Term Debt, Less Current Maturities                          803,000

Capital Lease Obligations,
 Less Current Maturities                                          57,000

Commitments and Contingencies

Stockholders' Equity:

  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued and outstanding - 12,412,000 shares                    248,000
  Capital in excess of par value                               3,445,000
  Unrealized gain on marketable securities available for sale     24,000
  Accumulated deficit                                         (2,187,000)
                                                               1,530,000
  Less: Common stock receivable                                  170,000
       Total Stockholders' Equity                              1,360,000

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                $2,625,000




See accompanying notes to consolidated financial statements.




                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                               1998                1997

Net Sales                                  $ 2,588,000         $ 3,681,000

Costs and Expenses:
  Cost of goods sold                         2,025,000           2,835,000
  Selling, general and administrative
   expenses                                    715,000             800,000

       Total Costs and Expenses              2,740,000           3,635,000

Operating Income (Loss)                       (152,000)             46,000

Other Income (Expense):
  Interest and other income                     34,000             101,000
  Interest expense                             (89,000)           (111,000)
  Gain (loss) on sale of equipment               4,000              (5,000)

       Total Other Income (Expense)-Net        (51,000)            (15,000)

Income (Loss) From Continuing
 Operations                                   (203,000)             31,000

Loss From Discontinued Operations              (20,000)            (71,000)

Net Loss Applicable to Common
 Shareholders                             $   (223,000)        $   (40,000)

Net Income (Loss) From Continuing Operations
 Applicable Per Common Share -
 Basic and Diluted                         $      (.02)        $       -

Net Loss From Discontinued Operations
 Applicable Per Common Share -
  Basic and Diluted                               -                   -

Net Loss Applicable Per Common Share -
  Basic and Diluted                        $      (.02 )       $       -

Shares Used in Per Share Calculation:
  Basic and Diluted                         12,412,000          12,412,000

See accompanying notes to consolidated financial statements.


                     BERES INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                          Capital in Unrealized Gain
                        Common Stock       Excess of  on Marketable Accumulated  Common Stock
                     Shares    Par Value   Par Value   Securities    Deficit      Receivable


Balance,
 March 31, 1996       12,412,000$ 248,000  $3,445,000    $   -     $(1,924,000)   $(170,000)

Year Ended
 March 31,1997
  Net Loss      -          -          -        -           (40,000)    -

Balance,
 March 31,1997        12,412,000  248,000   3,445,000        -                   (1,964,000) (170,000)

Year ended
 March 31, 1998-
  Net Loss       -         -         -         -          (223,000)     -

Net change in
 marketable
 securities      -         -          -                     24,000                    -          -

Balance,
 March 31,1998        12,412,000$ 248,000                $3,445,000$  24,000    $(2,187,000)$(170,000)












See accompanying notes to consolidated financial statements.





                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                        1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations          $(203,000)    $ 31,000
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                      127,000      148,000
   (Gain) loss on sale of equipment                    (4,000)       5,000
   Changes in operating assets and liabilities:
     Accounts receivable - trade                       10,000      172,000
     Inventories                                       42,000       22,000
  Prepaid expenses and other current assets            19,000        9,000
     Accounts payable and accrued expenses            (50,000)     (91,000)
     Customer deposits                                 22,000      (26,000)
    Other assets                                       (4,000)      (5,000)
      Net cash provided by (used in) continuing
       operations                                     (41,000)     265,000
      Net cash provided by discontinued operations      1,000       72,000
      Net cash provided by (used in) operating
       activities                                     (40,000)     337,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                       5,000         -
  Proceeds from restricted cash                          -         268,000
  Acquisitions of property, plant and equipment       (12,000)      (1,000)
      Net cash provided by (used in) investing
       activities                                      (7,000)     267,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                (90,000)    (219,000)
  Principal payments on capital lease obligations     (46,000)     (61,000)
      Net cash used in financing activities          (136,000)    (280,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (183,000)     324,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          701,000      377,000

CASH AND CASH EQUIVALENTS, END OF YEAR              $ 518,000   $  701,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                         $  89,000    $  110,000

  Income taxes                                     $   -        $    -






































See accompanying notes to consolidated financial statements.

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

         Marketable Securities - All marketable securities are classified as available for sale under Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt & Equity Securities" and are stated at fair value based upon market quotes. Unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses are determined using the specific identification method.

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

         Income Taxes - Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

         Reclassifications - Certain amounts previously reported in the March 31, 1997 financial statements have been reclassified to conform with the March 31, 1998 presentation.

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

         Effect of New Accounting Pronouncements - The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income"and SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 will first be reflected in the Company's first quarter of 1999 interim financial statements. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1999 Financial Statements.

         Net Loss Per Common Share - In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share", and other related interpretations and is effective for the periods ending after December 15, 1997. Under SFAS No. 128, all prior-period earnings per share amounts have been restated. Basic earnings per share is based upon weighted-average common shares outstanding. Dilutive earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities.

         The following tables set forth the computations of basic and diluted net loss per common share for continuing operations and discontinued operations:

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued):

                                           1998           1997
         Continuing Operations:
         Numerator for basic and
          diluted net loss per
          common share for continuing
          operations                  $ (203,000)    $     31,000

         Denominator for basic and
          diluted net loss per common
          share adjusted weighted -
          average shares for
          continuing operations        12,412,000       12,412,000

         Basic and diluted net loss
          per common share for
          continuing operations      $       (.02)    $      -

         Discontinued Operations:
         Numerator for basic and
          diluted net loss per common
          share for discontinued
          operations                 $    (20,000)    $    (71,000)

         Denominator for basic and
          diluted net loss per common
          share adjusted weighted-
          average shares for
          discontinued operations      12,412,000       12,412,000

         Basic and diluted net loss
          per common share for
          discontinued operations    $      -         $       -


         Options were outstanding during 1998 and 1997 but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Therefore, basic and diluted computations are the same in both 1998 and 1997.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Discontinued Segment

         On August 1, 1997, the Company adopted a plan to withdraw from its audio cassette segment due to declining sales and limited prospects for increased revenues.

         The loss for 1998 and 1997 from discontinued operations consisted of the following:
                                                 1998              1997
         Operating losses                    $ (21,000)          $ (79,000)
         SFAS 121 charges                         -                (55,000)
         Fire insurance recovery                  -                 50,000
         Gain on sale of equipment               1,000              13,000
                                             $ (20,000)          $ (71,000)

         The SFAS 121 charge is described further in Note 5. The income statement shows operating results of the Audio Cassette division separately. The net sales of the segment were $-0- in 1998 and 1997.

         Net assets of discontinued operations shown in the March 31, 1998 balance sheet have been reclassed at their expected net realizable values. The assets consist of equipment. There were no liabilities of this segment.

Note 3 - Marketable Securities:

         The Company currently invests in common stock which it classifies as available for sale. The carrying amounts of the securities and their estimated fair values at March 31, 1998 are as follows:

               Cost                          $     -
               Gross unrealized gains            24,000
               Gross unrealized losses             -
               Estimated fair value          $   24,000

         The above security consists of 3,736 shares of Smith Corona common stock which the Company received in lieu of accounts receivable pursuant to a bankruptcy settlement. The Company originally assigned a zero cost to this asset. The change in the unrealized gain amounted to $24,000 for the year ended March 31,1998.


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property, Plant and Equipment:

         Property, plant and equipment at March 31, 1998 is summarized as follows:

           Land                                   $   50,000
           Building or building improvements       1,719,000
           Machinery and equipment                 4,069,000
           Furniture and fixtures                     91,000
                                                   5,929,000
           Less: Accumulated depreciation          4,568,000
                                                  $1,361,000

         Assets held under capital lease obligations at March 31, 1998 are included in property, plant and equipment as follows:

              Machinery and equipment             $  147,000
              Less: Accumulated amortization          49,000
                                                  $   98,000

         Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $121,000 for 1998 and $140,000 for 1997.

Note 5 - Asset Impairment Charges:

         The Company adopted Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") on April 1, 1997. This statement requires companies to record impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In conducting its review, management considered, among other things, its current and expected operating cash flows together with a judgement as to the fair value the Company could receive upon sale of fixed assets.

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

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt:

         Long-term debt at March 31, 1998 is summarized as follows:

         Mortgage payable to bank, due in monthly installments
         of $11,975 including interest at 8.6%, through
         November 2006.  The loan is secured by a first lien on
         the building and improvements and all fixtures,
         machinery and systems servicing the building therein.   $  875,000

           Less: Current maturities                                  72,000

         Long-Term Debt, Less Current Maturities                  $  803,000

         Future maturities of long-term debt are as follows:

           Year Ending March 31
                1999                           $ 72,000
                2000                             78,000
                2001                             85,000
                2002                             93,000
                2003                            101,000
                2004 and subsequent             446,000
                                               $875,000


Note 7 -  Other Income:

         Interest and other income consists of the following for the years ended March 31,
                                            1998            1997
          Interest                     $   26,000        $ 30,000
          Gain from legal settlement         -             50,000
          Miscellaneous                     8,000          21,000
                                       $   34,000        $101,000

          Gain from legal settlement represents payments received from a customer due to the termination of a production contract.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Income Taxes:

          Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 1998 and 1997.

          Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 1998 follow:

         Allowance for Doubtful Accounts
          Receivable                                $     5,000
         Accrued Vacation and Bonus Pay                  17,000
         Net Operating Loss Carryforwards               748,000
         Valuation Allowance                           (727,000)

         Total Deferred Income Tax Assets                43,000

         Accumulated Depreciation                       (35,000)
         Unrealized gain on Marketable
          Securities                                     (8,000)
         Total Deferred Income Tax Liabilities          (43,000)

         Net Deferred Income Tax Asset              $      -

         During the year ended March 31, 1998, the valuation allowance increased $45,000 due primarily to an increase in a deferred tax asset for net operating loss carryforwards.

         At March 31, 1998, the Company had consolidated net operating loss carryforwards for federal income tax purposes of approximately $2,200,000 that expire through the year 2013, and approximately $940,000 for state income tax purposes that expire through the year 2005.

         A reconciliation of the Company's expected income tax benefit at the federal statutory rate to the Company's effective rate is as follows:

                                                    1998        1997

         U.S. Federal Statutory Tax Benefit Rate    (34.0)%    (34.0)%
         Change in Valuation Allowance               34.0       34.0
         Effective Tax Rate                            -          -

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Capital Leases:

         Obligations under capital leases due in monthly
         installments of principal plus interest at rates
         ranging from 4.3% to 17.9% and maturing through
         November 2000.                                          $   87,000

         Less: Current Maturities                                    30,000

         Capital Leases, Less Current Maturities                 $   57,000

         The following is a schedule of future minimum rental payments required for all noncancellable capital leases that have initial or remaining lease terms in excess of one year at March 31, 1998.

           Year Ended March 31
                1999                                   $ 35,000
                2000                                     35,000
                2001                                     27,000
           Total future minimum lease payments           97,000
           Less: Amount representing interest            10,000
           Present value of future minimum
            lease payments                             $ 87,000

Note 10 - Commitments and Contingencies:

          Commitments:
          The Company is a lessee under noncancellable operating equipment leases which expire at varying dates through 2001. Future minimum lease payments are tabulated as follows:

          Years Ending March 31,                       Amount
               1999                                    $23,000
               2000                                    $11,000
               2001                                    $ 1,000

          The rent expense incurred under the leases amounted to $23,000 and $24,000 for the years ended March 31, 1998 and 1997, respectively.

          Contingencies:
          Legal Proceedings - At this time, there are no pending legal proceedings that require disclosure in these financial statements or which Company Management anticipates having a material affect on the Company's financial position.


                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 11 - Common Stock and Options:

          Amounts Due on Sale of Common Stock - Amounts due on the sale of common stock relate to a sale of 1,200,000 shares of common stock at $.25 per share to the Company's Chairman of the Board, prior to the company's 1986 public offering. Pursuant to the terms of the original note dated April 13, 1986, interest only was payable at the prime rate until June 30, 1988 and principal payments at $37,500 per calendar quarter plus interest were to commence on September 30, 1988 and end on June 30, 1990. At March 31, 1998, the unpaid balance includes principal and interest which was in arrears. No subsequent payments or new arrangements have yet been made for payment. During 1990, counsel provided the Company with an opinion that the 1,200,000 shares issued for the promissory note did not comply with New Jersey statutory law at the time.

          Pending any new further developments, no interest has been recorded on this note since 1989. In the event shares were returned at the subscription price and unpaid principal and interest recorded were forgiven, 589,000 shares would be returned and a charge against earnings equal to $23,000 for previously accrued interest would be made.

          Options - At March 31, 1998, the Company had previously granted Incentive Stock Options for officers and other employees to purchase 117,000 shares of the Company's common stock at the fair market
          value on the date of the grant of $3.00 per share.   Such options
          expire in 1999. As of March 31, 1998, all such options were exercisable.

          The Company has also reserved an additional 1,383,000 shares of common stock for possible future issuance under its Incentive Stock Option Plan. Pursuant to the plan, grants entitling the holder to purchase up to $100,000 in fair market value of shares in any calendar year may be made to an officer or employee. Options may be granted for a period of ten years at 100% of the fair market value of the common stock on the date of grant, except for grants to stockholders owning more than 10% of the outstanding common stock (for whom the period is five years and the exercise price is 110% of fair market value). As of March 31, 1998, no options have been granted under this plan.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Common Stock and Options (continued):

          Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS No. 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered their requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock options. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

          As permitted under SFAS No. 123, the Company has elected to follow APB 25 and related interpretations in accounting for stock based awards to employees. In addition, the Company has calculated the pro forma financial results as required under SFAS No. 123, and noted that the impact on the net loss for the years ended March 31, 1998 and 1997 was immaterial.

Note 12 - Major Customers and Credit Risk Concentrations:

          Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                         Accounts Receivable        Sales for the
                           at March 31:           Year Ended March 31:
                           1998         1997            1998       1997
         Customer A      $  -        $  3,000       $ 17,000     $493,000

         Customer B      $33,000     $ 73,000       $270,000     $541,000

         Customer C      $  -        $  6,000       $   -        $454,000

         Customer D      $13,000     $ 26,000       $292,000     $336,000

         Customer E      $78,000     $   -          $384,000     $   -

         The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $30,000 at March 31, 1998. Management reviews the financial status of the banks periodically and considers its credit risk minimal.

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Fair Value of Financial Instruments:

         The amounts included in the balance sheet as of March 31, 1998 for cash and cash equivalents, other current assets, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.

Note 14- Segment Information:

         Segment Information - The Company includes definitions of its segments in its "Management's Discussion and Analysis" appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

         Athenia sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $25,000 and $27,000 for the years ended March 31, 1998 and 1997, respectively.

         Corporate assets consist of cash and cash equivalents, prepaid expenses, due from officers, and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

         Information about segments follows:

                            Operating
                            Earnings     Identifiable   Depreciation &  Capital
                 Sales      (Losses)       Assets         Amortization    Expenditures
1998:

Precision Molds $  610,000  $(100,000)  $  329,000     $ 10,000         $   -
Custom Molding   1,471,000     72,000    1,039,000       82,000             -
Finished Ribbon    507,000   (124,000)     397,000       20,000          12,000
Discontinued
 Operation         -          (21,000)      90,000          -               -
Corporate & Other  -             -         770,000       15,000             -
Consolidated    $2,588,000    173,000)  $2,625,000     $127,000        $ 12,000

1997:
Precision Molds $  519,000  $(135,000)  $  305,000     $ 10,000        $   -
Custom Molding   2,433,000    342,000    1,226,000      103,000           1,000
Finished Ribbon    729,000   (161,000)     449,000       20,000            -
Discontinued
 Operation            -       (79,000)     111,000          -              -
Corporate & Other     -         -          897,000       15,000            -
Consolidated    $3,681,000 $  (33,000)  $2,988,000     $148,000        $  1,000


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure:

     NONE

                                PART III

Item 9.  Directors and Executive Officers of the Registrant:

     The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Charles Beres, Sr.     80       Chairman of the Board
                                and Director

Charles Beres, Jr.     49       President, Chief Executive
                                Officer, Chief Financial
                                Officer, Treasurer and Director

Joseph Delikat         58       Vice President, Secretary
                                and Director

Harold Zuber           65       Vice President and Director


     Charles Beres, Sr., is Beres' founder and has been associated with it since its inception in June, 1960. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee. Mr. Beres now serves the Company as Chairman of the Board, and in an advisory capacity only.

     Charles Beres, Jr., has been President, Chief Executive Officer and a Director of Beres since 1972, Treasurer and Chief Financial Officer since December, 1987 and Secretary from 1979 until February, 1986. Charles Beres, Jr., is the son of Charles Beres, Sr. Mr. Beres holds a Bachelor of Science Degree in Mechanical Engineering from New York University and a Masters in Business Administration from Fairleigh Dickinson University which he received in 1970 and 1976, respectively. Mr. Beres was employed by the Engineering Department of Beres from June, 1970 until November, 1972 when he became President and Chief Executive Officer. Mr. Beres was also Secretary of Athenia and Supply Dynamics from July, 1976 and October 1983, respectively, until February, 1986. Mr. Beres is primarily responsible for managing the day-to-day operations of the Company. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee. [See Footnote 1 prior page]

     Joseph Delikat has served as Vice President of Beres since October, 1983, as Director in 1986, as Secretary since December, 1986 and was subsequently appointed as a Director in 1989. Mr. Delikat was Vice President of Business Machine Supply, Inc., from August, 1980 until September, 1983 where he was primarily responsible for that company's marketing and production activities; was Vice President/General Manager of Cellu-Pak, the office machines supply division of Paramount Packaging, from December, 1972 until August, 1980; and was Plant Manager for the Burlington Plant of Olivetti Corporation of America from October, 1964 until December, 1972. Mr. Delikat holds a bachelor of Science degree from Newark College of Engineering, and a Masters degree in Management Engineering from Newark College of Engineering. He is responsible for overseeing the engineering, product development and sales aspects of Supply Dynamics' business, and is also President, Chief Operating Officer and a Director of Supply Dynamics. Mr. Delikat has also been Secretary of Athenia since December, 1987. Mr. Delikat, whose terms as a Director will continue until his successor is duly elected and qualified, is a member of the Company's Incentive Stock Option and Compensation Advisory Committee.



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

Note:  During the fiscal year ended March 31, 1998, a Director of
the Company, Joseph L. Ruden, died.   At this time, a replacement
for Mr. Ruden has not been designated.

Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 1998.


  Name of Individual
     or Number of      Capacities in           Cash
   Persons In Group    Which Served         Compensation Paid*

Charles Beres, Sr.       Chairman of the        $32,438
                         Board

Charles Beres, Jr.       Chief Executive        $86,050 (1)
                         Officer, President,
                         Treasurer, Director

Harold Zuber             Vice President         $86,313 (1)

Joseph Delikat           Vice President         $74,344 (1)


All Officers and Directors
as a Group                     Total           $279,145

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

   The following table sets forth as of July 13, 1998, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

                                     Amt. of Shares
                 Name and Address     Beneficially      Percent of
Title of Class   of Beneficial Owner     Owned            Class

Common Stock  Charles Beres, Sr.   2,467,667 (1)         19.9%
              3227 Abbey  Lane
              Lavalette, N.J.

Common Stock  Charles Beres, Jr.     468,213 (2)          3.8%
              134 Stone Hedge Dr.
              Toms River, N.J.

Common Stock  Harold Zuber           114,076              1.0%
              5 Hayes Road
              Union, N.J.

Common Stock  Joseph Delikat         240,000 (3)          1.9%
              9 Forest Lane
              Tabernacle, N.J.

Common Stock  All Officers and      3,289,956            26.5%
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

                              Date: July 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         BY:    /s/ Charles Beres,Sr.
                              CHARLES BERES, SR. Chairman of
                              the Board, Director

                         Dated:     July 13, 1998



                         BY:    /s/ Charles Beres, Jr.
                              CHARLES BERES, JR., Chief
                              Executive Officer, President,
                              Treasurer, Chief Financial
                                   Officer, Director

                         Dated:     July 13,1998

                         BY:  /s/ Joseph Delikat
                              JOSEPH DELIKAT, Vice President,
                              Secretary, Director

                         Dated: July 13, 1998


                         BY:  /s/ Harold Zuber
                              HAROLD ZUBER, Vice President,
                              Director

                         Dated: July 13, 1998