Form 10QSB
period 1998-06-30
BERES INDUSTRIES INC
filed 1998-08-14
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended June 30, 1998.

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

                       12,411,934 - August 12, 1998

                          Beres Industries, Inc.

                               June 30, 1998
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1998 and
          March 31, 1998

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 1998 and 1997

          Consolidated Statement of Changes in Stockholders Equity for the Three Months Ended June 30, 1998

          Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements

Item 2. Management s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations


















                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                          6/30/98        3/31/98
               ASSETS

Current Assets
  Cash and Equivalents                  $ 580,000      $  518,000
  Marketable Securities                    21,000          24,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $15,000 at Each
     Date                                 234,000         356,000
  Inventories - Raw Materials              60,000          69,000
              - Work in Process            76,000          27,000
              - Finished Goods            110,000         114,000
  Prepaid Expenses and Other
     Current Assets                         9,000          12,000

     Total Current Assets               1,090,000       1,120,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,594,000 and $4,568,000
  Respectively                          1,332,000       1,361,000

Other Assets                               51,000          54,000

Net Long-Term Assets of Discontinued
     Operations                            90,000          90,000

Total Assets                           $2,563,000      $2,625,000








        Unaudited - See Accompanying Notes to Financial Statements
                         Part I - Item 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Continued)

                                          6/30/98      3/31/98
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                               $  73,000    $  72,000
  Current Maturities of Capital
     Lease Obligations                     30,000       30,000
  Accounts Payable and Accrued
     Expenses                             230,000      272,000
  Customer Deposits                        49,000       31,000

     Total Current Liabilities            382,000      405,000

Long-Term Debt - Less Current
  Maturities                              786,000      803,000

Capital Lease Obligations -
  Less Current Maturities                  47,000       57,000

     Total Liabilities                  1,215,000    1,265,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                  248,000      248,000
  Capital in Excess of Par Value        3,445,000    3,445,000
  Unrealized Gain on Marketable
    Securities Available for Sale          21,000       24,000
  Accumulated Deficit                  (2,196,000)  (2,187,000)
                                        1,518,000    1,530,000

     Less:Common Stock Receivable         170,000      170,000

     Total Stockholders  Equity         1,348,000    1,360,000

Total Liabilities and Stockholders
     Equity                           $ 2,563,000  $ 2,625,000

Unaudited -See Accompanying Notes to Financial    Statements
Part I - Item 1

                 BERES INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months      Three Months
                                             Ended           Ended
                                           6/30/98             6/30/97

Net Sales                               $   618,000       $   636,000

Costs and Expenses
  Cost of Goods Sold                        426,000           526,000
  Selling, General and
     Administrative Expenses                185,000           197,000

     Total Costs and Expenses               611,000           723,000

Operating Income(Loss)                        7,000           (87,000)

Other Income (Expenses):
  Interest and Other Income                   6,000            10,000
  Interest Expense                          (22,000)          (24,000)

     Total Other Income (Expenses)          (16,000)          (14,000)

Loss From Continuing
     Operations                              (9,000)         (101,000)
Income (Loss) From Discontinued
     Operations                                 -0-               -0-
Net Loss Applicable
     To Common Shareholders             $    (9,000)      $(101,000)
Weighted Average Number of Shares
  Outstanding Per Common Share-
  Basic and Diluted                      12,412,000        12,412,000

Earnings Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.001)      $    (0.008)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                       -0-               -0-
   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.001)      $    (0.008)



Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                          Unrealized
                         Common Stock      Capital in      Gain on                   Common
                                           Excess of      Marketable  Accumulated    Stock
                      Shares    Par Value  Par Value      Securities   Deficit       Receivable

Balances -
  April 1, 1998    12,412,000  $ 248,000  $ 3,445,000    $    24,000  $ (2,187,000)  $(170,000)

Net Loss
  for the Period        -            -           -                          (9,000)      -

Net Change in
  Marketable
  Securities            -           -           -             (3,000)        -           -


Balances -
 June 30, 1998     12,412,000  $ 248,000  $ 3,445,000    $    21,000   $( 2,196,000) $(170,000)


























Unaudited - See Accompanying Notes to Financial Statements

                                   Part I - Item 1

                       BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                           1998            1997
Cash Flows from Operating Activities:
  Net Loss for the Period               $  (9,000)     $ (101,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization       27,000         31,000
     Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade        122,000          5,000
       Inventories                        (36,000)        15,000
       Prepaid Expenses and Other
         Current Assets                     3,000         22,000
       Other Assets                         2,000            -0-
       Accounts Payable and Accrued
         Expenses                         (42,000)        (5,000)
       Customer Deposits                   18,000         67,000

  Net Cash Provided By
     Operating Activities                  85,000         34,000

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                                -0-        (11,000)
  Equipment Basis Adjustment                3,000            -0-

  Net Cash Provided By (Used in)
     Investing Activities               $   3,000      $ (11,000)








             Unaudited - See Accompanying Notes to Financial Statements

                                   Part I - Item 1

                       BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT D)
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                             1998          1997

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (16,000)    $ (30,000)
  Principal Payments on Capital
     Lease Obligations                     (10,000)      (15,000)

  Net Cash (Used in) Financing
     Activities                            (26,000)      (45,000)

Net Increase (Decrease)in Cash
     and Equivalents                        62,000       (22,000)
Cash and Equivalents, Beginning of Year    518,000       701,000
Cash and Equivalents, End of Period     $  580,000     $ 679,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $   22,000     $  24,000

     Income Taxes                       $      250     $     150


















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

















                              Unaudited

                         PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net Sales for the nine months ended June 30, 1998 decreased by $18,000 to $618,000 or 2.8% from net sales of $636,000 for the quarter ended
June 30, 1997.   Net Sales by segment were as follows:


                                             Three Months
                                            Ended June 30,

                                      1998               1997

Athenia                            $  139,000          $  83,000
Custom Molding                        356,000            425,000
Finished Ribbons                      123,000            128,000

                                   $  618,000          $ 636,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the three months ended June 30, 1998, Athenia's sales increased approximately $56,000 or 67.5% from the comparable 1997 period. This increase is primarily the result of the exceptionally low level of sales during the 1997 quarter. Although the 1998 level is more typical of what sales for this segment should be, a decrease in quote requests is being noticed at this time which may result in lower sales in the immediate future. Management will continue its efforts to secure additional customers for this segment and remains hopeful that if this sales level cannot be maintained, any decrease will be minimized.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased
$69,000 or 16.2% for the three months ended June 30, 1998 when compared to the similar 1997 period. This decrease is primarily the result of the lower number of cartridge kits molded and sold to outside customers in the ribbon industry which is experiencing a continued and permanent slowdown. This decrease has been partially offset by an increase in custom molding sales. Management is contin- ing its efforts to increase custom molding sales by employing additional sales representatives for these products and exhibiting in various trade shows. Management remains hopeful that higher sales levels for custom molded product will be attained.

Finished ribbons cartridge sales decreased approximately $5,000 or 3.9% during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As mentioned in previous filings, a decrease in demand for impact ribbon products is being experienced in the industry due to the popularity of laser and ink jet printers. Although the decrease in sales in this product segment is minimal, Management does not expect sales for this segment to increase. Management remains hopeful that with a continued effort of securing certain niche sales in this industry, current levels can be maintained.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 68.9% from 82.7% for the three months ended June 30, 1998 as compared to the similar period of 1997. This decrease is primarily the result of a more favorable product mix during the 1998 period with more profitable jobs in the custom molding segment as well as an improvement in the operating
results of the Athenia tool manufacturing segment.   Management intends
to continue its efforts to increase sales and to control expenses so as to improve the overall gross margin.

Selling, general and administrative expenses decreased approximately $12,000 to $185,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease is primarily the result of a voluntary reduction in salaries by certain salaried personnel in order to reduce the operating losses which resulted from the reduced sales volume.

Interest and other income decreased $4,000 to $6,000 for the three months ended June 30, 1998 as compared to the similar 1997 period.
This decrease is primarily the result of lower commission income earned on the sale of imported plastic ribbon kits as well as less interest earned on approximately $100,000 lower cash reserves as of 1998 when compared to the similar 1997 period.

Interest expense decreased approximately $2,000 to $22,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease is primarily the result of the repayment of net borrowings which occurred throughout the year.

Net Income (loss) for the quarter ended June 30, 1998 was a loss of ($9,000) as compared to a net loss of ($101,000) for the three months ended June 30, 1997. The reduction in loss is primarily the result of the improvement in gross profit as discussed above.

Management will continue to monitor the performance of all segments with an emphasis on attempting to increase sales and improving cost controls. A particular emphasis is being placed on increasing sales in the custom molding segment which results in the highest gross profit
margins.   Absent a weakening in the overall economy or molding
industry, Management is hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had a working capital position of $708,000 at June 30, 1998
as compared to working capital of $715,000 at March 31, 1998.   Opera-
tions generated net cash of approximately $85,000 for the three months ended June 30, 1998 which was more than sufficient to make the required principal payments on long-term debt and capital lease obligations of $26,000 during the quarter. The Company's cash and cash equivalents increased $62,000 to a respectable cash position of $580,000 at June 30, 1998.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Management is evaluating the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner that could utilize the Company's capabilities as it moves forward. The potential success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses or a significant downturn in the overall economy, Management is hopeful for an improvement in long term operating results.



BERES INDUSTRIES, INC. AND SUBSIDIARIES

PART II   OTHER INFORMATION


Item 1    Legal Proceedings:

     There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 1998.

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



                                        BERES INDUSTRIES, INC.
Date:  August 12, 1998                 (Registrant)




                                         /s/ Charles Beres, Jr.
                                   Charles Beres, Jr., President