Form 10QSB
period 1998-09-30
BERES INDUSTRIES INC
filed 1998-11-16
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 6 month period ended September 30, 1998.

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

                       12,411,934 - November 16, 1998

                          Beres Industries, Inc.

                            September 30, 1998
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1998 and
          March 31, 1998

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1998 and 1997

          Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 1998 and 1997

          Consolidated Statements of Operations for the Six
          Months Ended September 30, 1998 and 1997

          Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended September 30, 1998 and 1997

          Consolidated Statement of Changes in Stockholders
          Equity for the Six Months Ended September 30, 1998

          Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements

Item 2. Management s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations

                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                           9/30/98       3/31/98
               ASSETS

Current Assets
  Cash and Equivalents                   $ 522,000      $ 518,000
  Marketable Securities                     10,000         24,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $7,000 and $15,000
     Respectively                          238,000        356,000
  Inventories - Raw Materials               45,000         69,000
              - Work in Process             47,000         27,000
              - Finished Goods             126,000        114,000
  Prepaid Expenses and Other
     Current Assets                          4,000         12,000

     Total Current Assets                  992,000      1,120,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,620,000 and $4,568,000
  Respectively                           1,310,000      1,361,000

Other Assets                                50,000         54,000

Net Long-Term Assets of Discontinued
     Operations                             90,000         90,000

Total Assets                            $2,442,000     $2,625,000






        Unaudited - See Accompanying Notes to Financial Statements

                             Part I - Item 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                          9/30/98         3/31/98
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                             $     74,000     $    72,000
  Current Maturities of Capital
     Lease Obligations                      31,000          30,000
  Accounts Payable and Accrued
     Expenses                              197,000         272,000
  Customer Deposits                         32,000          31,000

     Total Current Liabilities             334,000         405,000

Long-Term Debt - Less Current
  Maturities                               767,000         803,000

Capital Lease Obligations -
  Less Current Maturities                   42,000          57,000

     Total Liabilities                   1,143,000       1,265,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000         248,000
  Capital in Excess of Par Value         3,445,000       3,445,000
  Accumulated Other Comprehensive
    Income                                  10,000          24,000
  Accumulated Deficit                   (2,234,000)     (2,187,000)
                                         1,469,000       1,530,000

     Less:Common Stock Receivable          170,000         170,000

     Total Stockholders  Equity          1,299,000       1,360,000

Total Liabilities and Stockholders
     Equity                           $  2,442,000     $ 2,625,000

Unaudited -See Accompanying Notes to Financial    Statements

Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months      Three Months
                                             Ended           Ended
                                           9/30/98            9/30/97

Net Sales                               $   557,000       $   668,000

Costs and Expenses
  Cost of Goods Sold                        435,000           557,000
  Selling, General and
     Administrative Expenses                155,000           190,000

     Total Costs and Expenses               590,000           747,000

Operating Loss                              (33,000)         (79,000)

Other Income (Expenses):
  Interest and Other Income                  14,000             8,000
  Interest Expense                          (19,000)          (22,000)

     Total Other Income (Expenses)           (5,000)          (14,000)

Loss From Continuing
     Operations                             (38,000)          (93,000)
Income (Loss) From Discontinued
     Operations                                 -0-           (21,000)
Net Loss Applicable
     To Common Shareholders             $   (38,000)      $  (114,000)
Weighted Average Number of Shares
  Outstanding Per Common Share-
  Basic and Diluted                      12,412,000        12,412,000

Earnings Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.003)      $    (0.007)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-            (0.002)
   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.003)      $    (0.009)


Unaudited - See Accompanying Notes to Financial Statements

PART I - ITEM 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                             Three Months      Three Months
                                                  Ended           Ended
                                                9/30/98          9/30/97

Net Loss Applicable To Common Shareholders    $   (38,000)      $ (114,000)

Other Comprehensive Loss, Net Of Tax:
 Unrealized Holding Loss Arising During
 The Period                                       (11,000)             -0-

Net Comprehensive Loss                        $   (49,000)      $ (114,000)






























Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Six Months          Six Months
                                            Ended            Ended
                                           9/30/98          9/30/97

Net Sales                               $ 1,175,000       $ 1,304,000

Costs and Expenses
  Cost of Goods Sold                        861,000         1,083,000
  Selling, General and
     Administrative Expenses                340,000           387,000

     Total Costs and Expenses             1,201,000         1,470,000

Operating Loss                              (26,000)         (166,000)

Other Income (Expenses):
  Interest and Other Income                  20,000            18,000
  Interest Expense                          (41,000)          (46,000)

     Total Other Income (Expenses)          (21,000)          (28,000)

Loss From Continuing
     Operations                             (47,000)         (194,000)
Income (Loss) From Discontinued
     Operations                                 -0-           (21,000)
Net Loss Applicable
     To Common Shareholders             $   (47,000)      $  (215,000)
Weighted Average Number of Shares
  Outstanding Per Common Share-
  Basic and Diluted                      12,412,000        12,412,000

Earnings Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.004)      $    (0.016)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-            (0.001)

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.004)      $    (0.017)


Unaudited - See Accompanying Notes to Financial Statements

PART I - ITEM 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                              Six Months         Six Months
                                                 Ended             Ended
                                                9/30/98           9/30/97

Net Loss Applicable To Common Shareholders   $   (47,000)      $ (215,000)

Other Comprehensive Loss, Net Of Tax:
 Unrealized Holding Loss Arising During
 The Period                                      (14,000)           -0-

Net Comprehensive Loss                       $   (61,000)      $ (215,000)






























Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

                       BERES INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                       FOR THE SIX MONTHS ENDED SEPTEMBER 30,1998


                                                      Acumulated
                    Common Stock         Capital in     Other                         Common
                                        Excess of  Comprehensive Accumulated  Stock
                Shares     Par Value     Par Value     Income       Deficit   Receivable


Balances -
  April 1, 1998     12,412,000  $ 248,000  $3,445,000  $ 24,000 $ (2,187,000)  $ (170,000)

Net Loss
  for the Period             -           -           -          -        (47,000)           -

Other Comprehensive
Loss, Net Of Tax,
Unrealized Holding
Loss Arising During
The Period                   -          -           -    (14,000)             -            -

Balances -
September 30, 1998 12,412,000  $ 248,000  $3,445,000  $  10,000    $(2,234,000)
$(170,000)
























Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

                       BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                           1998            1997
Cash Flows from Operating Activities:
  Net Loss for the Period               $ (47,000)     $ (215,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
       Increase in Bad Debt Allowance
         From Discontinued Operations         -0-          21,000
     Decrease in Bad Debt
       Allowance from Continuing
         Operations                        (8,000)            -0-
     Depreciation and Amortization         54,000          63,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade        126,000          36,000
       Inventories                         (8,000)        (40,000)
       Prepaid Expenses and Other
         Current Assets                     8,000          29,000
       Other Assets                         1,000          (1,000)
       Accounts Payable and Accrued
         Expenses                         (75,000)         (1,000)
       Customer Deposits                    1,000          42,000

  Net Cash Provided By (Used In)
     Operating Activities                  52,000         (66,000)

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                                -0-         (11,000)

  Net Cash Used in
     Investing Activities               $     -0-      $  (11,000)





Unaudited - See Accompanying Notes to Financial Statements

Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                             1998          1997

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (34,000)    $ (56,000)
  Principal Payments on Capital
     Lease Obligations                     (14,000)      (32,000)

  Net Cash Used in Financing
     Activities                            (48,000)      (88,000)

Net Increase (Decrease)in Cash
     and Equivalents                         4,000      (165,000)
Cash and Equivalents, Beginning of Year    518,000       701,000
Cash and Equivalents, End of Period     $  522,000     $ 536,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $   41,000     $  46,000

     Income Taxes                       $      250     $     150


















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

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the two footnotes below were added to disclose new information in this reporting quarter. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Form 10-KSB for the most recent fiscal year ended.

Note 2 - Subsidiary Merger

         On July 23, 1998, Supply Dynamics, Inc. a subsidiary, was merged into Beres Industries, Inc. This transaction had no effect on the financial statements.

Note 3 - Accounting Rule Change

         In June, 1997 the FASB issued SFAS No. 130 Reporting Comprehensive Income effective for financial statements beginning after December 15, 1997. During this second quarter of 1998, the Company adopted this rule change. Adoption of this standard did not impact Beres Industries, Inc. s financial position, results of operations or cash flow. The consolidated Statement of Changes in Stockholders Equity has been revised to include columns for comprehensive

                                 Unaudited

                              Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 3 - Accounting Rule Change - (Continued)

         loss and accumulated other comprehensive income. Comprehensive loss for the Company includes net loss from operations plus the change in unrealized loss on securities available for sale. Accumulated other comprehensive income includes the cumulative changes in unrealized gain on securities available for sale.
































                             Unaudited

                             PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the six months and three months ended September 30, 1998 decreased by $129,000 or 9.9%; and $111,000 or 16.6%; from the respective
1997 periods.   Net Sales by segment were as follows:

                              Six Months                    Three Months
                           Ended September 30,            Ended September 30,


                         1998           1997           1998        1997

Athenia             $  327,000     $   281,000    $   187,000   $ 202,000
Custom Molding         664,000         760,000        308,000     334,000
Finished Ribbons       184,000         260,000         62,000     132,000

                    $1,175,000     $ 1,304,000    $   557,000   $ 668,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months ended September 30, 1998, sales for this segment increased $43,000 or 15.1% from the respective 1997 period. However, for the most recent three month period ended September 30, 1998, sales decreased approximately $15,000 or 7.4% from the three month period ended September 30, 1997. As mentioned in our prior filing, Management has noticed a decrease in backlog and a decrease in quote requests for this segment which has resulted in this most recent sales drop. Management is continuing its efforts to secure additional customers for this segment and remains hopeful that any further decrease in sales, if it should occur, will be minimal.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $96,000 or 12.6%, and $26,000 or 7.8%, for the six month and three month periods ended September 30, 1998 as compared to the respective 1997 periods. These decreases are primarily the result of the lower levels of ribbon cartridges molded for customers in the ribbon industry which continues to suffer significant decreases as impact ribbons disappear from the market. Management will continue to make a concentrated effort to increase sales of custom contract molded product in this segment to replace lost ribbon cartridge kit sales. The Company is continuing its recent effort of exhibiting at various industry trade shows which generated substantial leads for new business. Management remains hopeful that these efforts will result in increased sales for this product segment.

Finished ribbon cartridge sales decreased approximately $76,000 or 29.2%, and $70,000 or 53% for the six month and three month periods ended September 30, 1998 when compared to the respective 1997 periods. These decreases are due to several factors, namely, the overall slowdown in demand for impact ribbon products caused by the increased popularity of laser and ink jet printers and certain large co-manufacturing customers of the Company reducing purchase requirements as they attempt to keep their own manufacturing plants busy. Athough Management is continuing its efforts to increase sales in this segment by concentrating on niche markets and key customers, it is anticipated that sales will remain at reduced levels in the immediate future.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 73.3% from 83.1% and 78.1% from 83.4% for the six month and three month periods ended September 30, 1998 as compared to the respective 1997 periods. This improvement is primarily the result of a better product mix, improved efficiencies and certain operating level, cost controls that were implemented.

Selling, general and administrative expenses decreased approximately $47,000 and $35,000 for the six month and three month periods ended September 30, 1998 as compared to the respective 1997 periods. These decreases are primarily the result of lower commissions due to the lower sales volume as well as lower salaries, legal and accounting fees as a direct result of our cost cutting measures.

Interest and other income increased approximately $2,000 to $6,000 for the six month and three month periods ended September 30, 1998 as compared to the respective 1997 periods. This increase in other income is primarily the result of a decrease in reserve for bad debts of approximately $8,000 during the most recent period which was an adjustment made due to the lower accounts receivable volume.

Interest expense decreased approximately $5,000 and $3,000 for the six month and three month periods ended September 30, 1998 when compared to the six month and three month periods ended September 30, 1997. The decreases are primarily the result of the repayment of net borrowings.

Net Income (loss) for the six months ended September 30, 1998 was ($47,000) as compared to a net loss of ($194,000) for the similar 1997 period. The net loss for the three months ended September 30, 1998 was ($38,000) as compared to a net loss of ($93,000) for the respective 1997 period. Included in the 1997 figures was a loss from discontinued operations of ($21,000). The improvement in the operating results for 1998 despite the lower sales volume, is the result of a more favorable product mix as well as the effect of prior cost cutting measures that were implemented.

COST CUTTING MEASURES THAT WERE IMPLEMENTED

Management is continuing to monitor the performnce of all segments with an emphasis on attempting to increase sales and continuing to improve cost controls. The Company intends to continue redirecting its focus toward custom contract molding which yields the highest gross profit margins. Absent a downturn in the overall economy, Management remains hopeful for an improvement in operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the six months ended September 30, 1998 was a decrease in working capital of approximately $57,000 to $658,000. During the same period, the Company's cash position increased approximately $4,000 to a respectable cash and cash equivalents of $522,000. The Company's operations provided net cash of $52,000. During this same period, the Company paid down principal on debts of $48,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Achieving the return to growth and profitability will require the Company to continue its efforts to secure additional sales in the custom molding area. Management is also evaluating the possibility of raising capital to invest in new plastic related products or attempting to seek out and align the Company with a strategic partner who could utilize the Company's capabilities as it moves forward. The potential success of accomplishing any of these alternatives is not determinable at this time.

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



                                           BERES INDUSTRIES, INC.
Date:  November  12, 1998                       (Registrant)

                                        s/ Charles Beres, Jr.



                                        Charles Beres, Jr., President