Form 10QSB/A
period 1998-09-30
BERES INDUSTRIES INC
filed 1999-01-19
CIK 790710

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

                       12,411,934 - November 16, 1998

This Form 10-QSB/A-1 is being filed to include disclosure in the Management's Discussion and Analysis as to the "Year 2000 Issue."

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

Year 2000 Issue

The term "Year 2000 ('Y2K') Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year
2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the date in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues may affect the Company and most companies in the world.

The Company does not believe that its information
technology (IT) systems used for financial accounting
record keeping and other administrative systems, will be
materially affected by the Y2K issue.  The Company further
believes that various Non-IT micro-controllers utilized in
conjunction with the Company's production equipment are not
date sensitive and will not be materially affected by the
Y2K issue.   To the extent that production equipment is
date sensitive and is not Y2K compliant, the Company believes that such equipment may be modified quickly and at a minimum expense, to achieve Y2K compliance.

As of the date of this disclosure, the Company has not
consulted with its chief suppliers of raw materials
(primarily plastic resins) or customers as to the status of
their Y2K compliance.  In the event of any interruption of
the Company's  raw material supplies, the Company  believes
that alternate suppliers would be available.   However, the
Company is unable to predict the effects upon raw material costs, as may result from reduced supply. A catastrophic breakdown of supply availability, or a catastrophic breakdown of other services or utilities required to operate the Company's business would, of course, have a materially adverse effect upon the Company's operations.
Likewise, interruption of customer demand, resulting from Y2K failures, could have a materially adverse affect upon the Company's financial condition. It is the Company's intention to consult with its suppliers as to the status of their Y2K compliance.

As of the date of this disclosure, the Company's expenditures relative to Y2K compliance, have been nominal.
Based upon information presently available to the Company, Company Management believes that costs associated with Y2K compliance, should not be material.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers and suppliers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

     The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events.
When used in the "Y2K problem" discussion, the words
"believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rededicate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company, its suppliers and customers Y2K compliant, are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

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



                                           BERES INDUSTRIES, INC.
Date:  January 8, 1999                        (Registrant)

                                        s/ Charles Beres, Jr.



                                        Charles Beres, Jr., President