Form 10QSB
period 1998-03-31
BERES INDUSTRIES INC
filed 1999-02-22
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

   For the 9 month period ended December 31, 1998.

( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

                      12,411,934 - December 31, 1998

                          Beres Industries, Inc.

                             December 31, 1998
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1998 and
          March 31, 1998

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1998 and 1997

          Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 1998 and 1997

          Consolidated Statements of Operations for the Nine
          Months Ended December 31, 1998 and 1997

          Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended December 31, 1998 and 1997

          Consolidated Statement of Changes in Stockholders Equity for the Nine Months Ended December 31, 1998

          Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements

Item 2. Management s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations










                              Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                          12/31/98       3/31/98
               ASSETS

Current Assets
  Cash and Equivalents                   $ 501,000      $ 518,000
  Marketable Securities                      6,000         24,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $7,000 and $15,000
     Respectively                          159,000        356,000
  Inventories - Raw Materials               48,000         69,000
              - Work in Process            151,000         27,000
              - Finished Goods              85,000        114,000
  Prepaid Expenses and Other
     Current Assets                          9,000         12,000

     Total Current Assets                  959,000      1,120,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,646,000 and $4,568,000
  Respectively                           1,284,000      1,361,000

Other Assets                                48,000         54,000

Net Long-Term Assets of Discontinued
     Operations                             90,000         90,000

Total Assets                            $2,381,000     $2,625,000








        Unaudited - See Accompanying Notes to Financial Statements
                         Part I - Item 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Continued)

                                         12/31/98         3/31/98
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                             $     73,000     $    72,000
  Current Maturities of Capital
     Lease Obligations                      31,000          30,000
  Accounts Payable and Accrued
     Expenses                              179,000         272,000
  Customer Deposits                        119,000          31,000

     Total Current Liabilities             402,000         405,000

Long-Term Debt - Less Current
  Maturities                               751,000         803,000

Capital Lease Obligations -
  Less Current Maturities                   34,000          57,000

     Total Liabilities                   1,187,000       1,265,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000         248,000
  Capital in Excess of Par Value         3,445,000       3,445,000
  Accumulated Other Comprehensive
    Income                                   6,000          24,000
  Accumulated Deficit                   (2,335,000)     (2,187,000)
                                         1,364,000       1,530,000
     Less:Common Stock Receivable          170,000         170,000

     Total Stockholders  Equity          1,194,000       1,360,000

Total Liabilities and Stockholders
     Equity                           $  2,381,000     $ 2,625,000

   Unaudited -See Accompanying Notes to Financial Statements


                             Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months       Three Months
                                            Ended            Ended
                                          12/31/98           12/31/97

Net Sales                               $   402,000       $   564,000

Costs and Expenses
  Cost of Goods Sold                        335,000           456,000
  Selling, General and
     Administrative Expenses                158,000           166,000

     Total Costs and Expenses               493,000           622,000

Operating Loss                              (91,000)          (58,000)

Other Income (Expenses):
  Interest and Other Income                   9,000            15,000
  Interest Expense                          (19,000)          (22,000)

     Total Other Income (Expenses)          (10,000)           (7,000)

Loss From Continuing
     Operations                            (101,000)          (65,000)
Income (Loss) From Discontinued
     Operations                                 -0-               -0-
Net Loss Applicable
     To Common Shareholders             $  (101,000)      $   (65,000)
Weighted Average Number of Shares
  Outstanding Per Common Share-
  Basic and Diluted                      12,412,000        12,412,000

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.008)      $    (0.005)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                -0-               -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.008)      $    (0.005)


       Unaudited - See Accompanying Notes to Financial Statements

                             PART I - ITEM 1

              BERES INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                             Three Months      Three Months
                                                  Ended           Ended
                                               12/31/98           12/31/97

Net Loss Applicable To Common Shareholders    $  (101,000)      $  (65,000)

Other Comprehensive Loss, Net Of Tax:
 Unrealized Holding Loss Arising During
 The Period                                        (4,000)             -0-

Net Comprehensive Loss                        $  (105,000)       $  (65,000)






















            Unaudited - See Accompanying Notes to Financial Statements

                               Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months        Nine Months
                                            Ended            Ended
                                          12/31/98           12/31/97

Net Sales                               $ 1,577,000       $ 1,868,000

Costs and Expenses
  Cost of Goods Sold                      1,196,000         1,539,000
  Selling, General and
     Administrative Expenses                498,000           553,000

     Total Costs and Expenses             1,694,000         2,092,000

Operating Loss                             (117,000)         (224,000)

Other Income (Expenses):
  Interest and Other Income                  29,000            33,000
  Interest Expense                          (60,000)          (68,000)

     Total Other Income (Expenses)          (31,000)          (35,000)

Loss From Continuing
     Operations                            (148,000)         (259,000)
Income (Loss) From Discontinued
     Operations                                 -0-           (21,000)
Net Loss Applicable
     To Common Shareholders             $  (148,000)      $  (280,000)

Weighted Average Number of Shares
  Outstanding Per Common Share-
  Basic and Diluted                      12,412,000        12,412,000

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.012)      $    (0.021)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-            (0.001)

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.012)      $    (0.022)


         Unaudited - See Accompanying Notes to Financial Statements

                              PART I - ITEM 1

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                              Nine Months        Nine Months
                                                  Ended           Ended
                                               12/31/98           12/31/97

Net Loss Applicable To Common Shareholders    $  (148,000)      $ (280,000)

Other Comprehensive Loss, Net Of Tax:
 Unrealized Holding Loss Arising During
 The Period                                       (18,000)             -0-

Net Comprehensive Loss                        $  (166,000)       $ (280,000)








         Unaudited - See Accompanying Notes to Financial Statements

                               Part I - Item 1

                  BERES INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                                        Accumulated
                      Common Stock         Capital in     Other                     Common
                                            Excess of Comprehensive Accumulated      Stock
                    Shares     Par Value   Par Value     Income       Deficit     Receivable

Balances -
  April 1, 1998     12,412,000  $ 248,000  $3,445,000   $ 24,000   $ (2,187,000)  $ (170,000)

Net Loss
  for the Period          -           -           -          -         (148,000)           -

Other Comprehensive
Loss, Net Of Tax,
Unrealized Holding
Loss Arising During
The Period                   -          -           -    (18,000)             -            -

Balances -
 December 31, 1998 12,412,000  $ 248,000  $3,445,000  $    6,000    $(2,335,000)  $(170,000)

















              Unaudited - See Accompanying Notes to Financial Statements

                                Part I - Item 1

                   BERES INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                           1998            1997
Cash Flows from Operating Activities:
  Net Loss for the Period               $(148,000)     $ (280,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
       Increase in Bad Debt Allowance
         From Discontinued Operations         -0-          21,000
     Decrease in Bad Debt
       Allowance from Continuing
         Operations                        (8,000)            -0-
     Depreciation and Amortization         82,000          95,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade        205,000         162,000
       Inventories                        (74,000)         40,000
       Prepaid Expenses and Other
         Current Assets                     3,000          31,000
       Other Assets                         2,000             -0-
       Accounts Payable and Accrued
         Expenses                         (93,000)       (115,000)
       Customer Deposits                   88,000          28,000

  Net Cash Provided By (Used In)
     Operating Activities                  57,000         (18,000)

Cash Flows from Investing Activities:
  Acquisitions of Property and
     Equipment                                -0-         (11,000)

  Net Cash Used in
     Investing Activities               $     -0-      $  (11,000)






             Unaudited - See Accompanying Notes to Financial Statements

                                Part I - Item 1

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                             1998          1997

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (51,000)    $ (73,000)
  Principal Payments on Capital
     Lease Obligations                     (23,000)      (39,000)

  Net Cash Used in Financing
     Activities                            (74,000)     (112,000)

Net Decrease in Cash and
     Equivalents                           (17,000)     (141,000)
Cash and Equivalents, Beginning of Year    518,000       701,000
Cash and Equivalents, End of Period     $  501,000     $ 560,000

SUPPLEMENTAL INFORMATION:
     Cash Paid for Interest             $   60,000     $  68,000

     Income Taxes                       $      250     $     150










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



                                Unaudited


                        PART I- ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the nine months and three months ended  December
31, 1998 decreased by $291,000 or 15.6%; and $162,000 or 28.7%;
from the respective 1997 periods.   Net Sales by segment were as
follows:

                  Nine Months             Three Months
                Ended December 31,    Ended December 31,


                  1998           1997         1998        1997
Athenia        $  444,000   $  453,000   $  117,000    $ 169,000
Custom Molding    886,000    1,049,000      222,000      290,000
Finished Ribbons  247,000      366,000       63,000      105,000

               $1,577,000  $ 1,868,000  $   402,000    $ 564,000


Athenia's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months ended December 31, 1998, Athenia's sales decreased approximately $9,000 or 2.0% from those in 1997. During the three months ended December 31, 1998, sales for this segment decreased approximately $52,000 or 30.1% from the similar 1997 period. This decrease in sales is primarily the result of the timing of shipments. The current backlog is above normal levels and it is anticipated that sales for this segment for fiscal 1999 will exceed those of fiscal 1998.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $163,000 or 15.5%, and $68,000 or 23.5%, for the nine months and three months ended December 31, 1998 when compared to the similar periods of 1997. These decreases are primarily the result of the reduced levels of ribbon cartridges molded and sold to customers in the depressed ribbon industry which has partially offset by increases in custom contract molded products. Management intends to continue its focus on increasing custom molded contract sales. To accomplish this, a program of increasing the Company's visibility through advertising and exhibiting at various regional and national trade shows is continuing to generate new leads which Management is hopeful will lead to increased sales for this segment.

Finished ribbon cartridge sales decreased approximately $119,000 or 32.5%, and $42,000 or 40% for the nine months and three months ended December 31, 1998 as compared to the nine months and three months ended December 31, 1997. These continuing decreases are primarily the result of the continued shrinking of the ribbon industry due to the effect of laser and ink jet printers on impact printers. Additionally, sales to certain co-manufacturers have decreased as a result of mergers within the industry and others electing to switch manufacturing to low labor foreign locations. Although Management is continuing its efforts to increase sales in this segment, it is anticipated that sales will
remain at reduced levels.   Despite this outlook, this level of
sales continues to cover certain overhead and, therefore, it is Management's intention to continue with this product line for the immediate future.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales were 75.8% from 83.3% for the nine months and three months ended December 31, 1998 as compared to 82.4% and 80.6% for the respective periods of 1997. The improvement in the nine month figures of 1998 vs. 1997 is primarily the result of a more favorable product mix and improved
efficiencies despite the lower sales volume.   The highest cost
of sales for the most recent three months of 1998 is the result of the highest volume of sales of one particular product during that period which requires a high percentage of material.

Selling, general and administrative expenses decreased approximately $55,000 and $8,000 for the nine months and three months ended December 31, 1998 when compared to the nine months and three months ended December 31,1997. These decreases are primarily the result of lower commissions paid due to the lower sales volume as well as a decrease in certain fixed costs resulting from cost cutting measures which were implemented.

Interest and other income decreased approximately $4,000 and $6,000 for the nine months and three months ended December 31, 1998 when compared to the respective 1997 periods. These decreases are primarily the result of lower commission income earned during the 1998 periods on the sale of imported ribbon cartridge kits.

Interest expense decreased approximately $8,000 and $3,000 for the nine months and three months ended December 31, 1998 when compared to the similar periods of 1997. These decreases represent lower interest costs as a result of the repayment of debt which occurred during the periods.

Net Income (loss) for the nine months ended December 31, 1998 was ($148,000) as compared to ($280,000) during the similar 1997 period. For the three months ended December 31, 1998, the Company had a net loss of($101,000) as compared to a net loss of ($65,000) for 1997. The decrease in loss for 1998 is primarily the result of cost cutting measures that were implemented despite the lower sales volume. The increase in loss in the most recent three month period is primarily due to the unusually low sales volume for that quarter.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales and improving cost controls. The Company intends to continue redirecting its focus toward custom contract molding which yields the highest gross profit margins. Absent a downturn in the overall economy, Management remains hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the nine months ended December 31, 1998 was a decrease in working capital of approximately $158,000 to $557,000. During the same period, operations generated net cash of approximately $57,000. During the nine month period ended December 31, 1998, the Company made principal payments on long-term debt and capital lease obligations of $74,000 resulting in a net decrease in cash and cash equivalents for the period of approximately $17,000. However, as of December 31, 1998, the Company had a respectable cash position of $501,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. If necessary, additional cost cutting measures will be implemented.

Management is evaluating the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner who could utilize the Company's capabilities as it moves forward. (See Part II, Item 5, "Other Information.") The potential success of accomplishing either of these avenues is
not determinable at this time.   Management will continue its
efforts to increase sales and improve cost controls. Absent any unanticipated operating expenses on a significant downturn in the overall economy, Management is hopeful for an improvement in long term operating results.

YEAR 2000

The Company's Year 2000 readiness remains as stated in the Company's Form 10-QSB/A-1, filed January 15, 1999.

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks, outlooks for operating results, the estimated cost of becoming Y2K compliant,the Company's belief that its equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.




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

               None

Item 3    Default Upon Senior Securities:

               None

Item 4    Submission of Matters to a Vote of Security Holders:

               None

Item 5    Other Information:

     On February 5, 1999, the Company executed a Letter of Intent to merge with Discas, Inc., a Delaware corporation (OTC Bulletin Board: DSCS), pursuant to which Discas would be the surviving corporation. The Letter of Intent provides that Beres shareholders would receive one share of Discas common stock for each 6.67 shares of Beres common stock owned. Upon completion of the merger, Beres shareholders would own approximately 35% of Discas. Completion of the merger will be subject to satisfactory completion of due diligence, execution of an Agreement of Merger, shareholder approval and other matters. Discas, headquartered in Waterbury, Ct., is primarily engaged in the manufacture of plastic and rubber compounds and fabricated commercial products from prime and recycled materials, for the horticulture, packaging, footwear, military, automotive and consumer markets. The Letter of Intent also states the parties' intent to relocate, as soon as possible substantially all of Discas' production from its Kenilworth plant to Beres' Lakewood facility. Beres and Discas are presently in negotiations as to the terms and conditions of such relocation.

Item 6    Exhibits and Reports on Form 8-K:

               None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BERES INDUSTRIES, INC.
Date:  February 18, 1999                    (Registrant)




                                       /s/ Charles Beres, Jr.
                                   Charles Beres, Jr., President