Form 10KSB
period 1999-03-31
BERES INDUSTRIES INC
filed 1999-07-06
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1999 Commission File Number 0-14840

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

The issuer's revenues for its most recent fiscal year were $2,162,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $501,709 on June 28, 1999 based on the last available bid quotation ($.055) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on June 28, 1999 was 12,411,934. Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business:

                     General Development of Business.

     Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly-owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc. ("Supply Dynamics") were incorporated in the State of New Jersey on
July 27, 1976 and October 11, 1983, respectively.   As of Beres'
March 31, 1998 fiscal year end, Athenia was merged into Beres and as of Beres' March 31, 1999 fiscal year end, Supply Dyanmics was merged into Beres. The foregoing mergers eliminated Beres' subsidiaries and combined all operations into the parent company. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as the "Registrant" or the "Company").

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

                           Marketing and Sales

     Athenia's sales force is presently headed by Harold Zuber, and Supply Dynamics' sales force is presently headed by Joseph Delikat and one other salaried employee. The Company also employs the services of independent sales representatives on a commission basis as part of its overall marketing and sales efforts. The Company utilizes various techniques in marketing its products, including but not limited to, direct customer contact, direct mail, advertising and attendance at trade shows. The Company believes that there is a large market for its products and services and it intends to utilize its technical expertise to assist its customers in developing new products and perfecting existing products to suit customer needs.

                                Customers

     Three of the Company's unaffiliated customers accounted for approximately 1,034,700 (48%) percent of the Company's total sales for the fiscal year ended March 31, 1999. The loss of any one of these customers could have a material adverse effect on the Company's business. No material portion of the Company's business is seasonal.

                            Backlog of Orders

     The following table illustrates the Company's backlog of orders believed to be firm as of June 1, 1999, and as of that approximate date in the preceding fiscal year:

                         As of                     As of
                     June 1, 1999              June 1, 1998

Sales Backlog          $304,439                   $376,180

                        As of                     As of
                     June 1, 1999              June 1, 1998
% deliverable
in succeeding
fiscal year                100%                      100%

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

                                Employees

     At July 1, 1999 the Company employed an aggregate of 29 employees. The Company has not experienced any labor problems or work stoppages to date, and management is of the opinion that the Company's relations with its employees is good.

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

Item 3.  Legal Proceedings:

     During the fiscal year ended March 31, 1999, there were no material legal proceedings which the Company is required to report.

Item 4.  Submission of Matters to a Vote of Security Holders:

     None.

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters:

     The following table sets forth the high and low stock prices
(bid) for Beres Common Stock as reported by the National Quotation Bureau, Inc., (symbol "BERS") for the calendar years indicated. The following quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions.
                                  8


     The past performance of Beres' Common Stock is not necessary indicative of future performance.

                              1996

                                    High (Bid)     Low (Bid)

               1st Qtr             $ .07          $ .06
               2nd Qtr             $ .13          $ .07
               3rd Qtr             $ .09          $ .07
               4th Qtr             $ .075         $ .03125

                              1997

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .075         $ .07
               2nd Qtr             $ .10          $ .04
               3rd Qtr             $ .10          $ .10
               4th Qtr             $ .08          $ .04


                              1998

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .06          $ .04
               2nd Qtr             $ .125         $ .045
               3rd Qtr             $ .075         $ .0525
               4th Qtr             $ .075         $ .075

                              1999

                                   High (Bid)      Low (Bid)

               1st Qtr             $.10           $.035
               2nd Qtr*            $.055          $.035

*    Through June 28, 1999.

     As of June 30, 1999 the approximate number of Shareholders of record of the Company was 1877. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. The Company's securities quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".
                                9



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

     The Finished Ribbon Cartridge segment manufactures computer printer and electronic typewriter ribbon cartridges for sale primarily to OEM printer manufacturers and ribbon industry co-
manufacturers.
                                10

     The following tables summarize net sales and operating income
(loss) by segment.

                                   Year Ended March 31,
                                    1999               1998
                                    (Dollars in Thousands)

Sales
Athenia                             $  717           $  610
Custom Molding                       1,157            1,471
Finished Ribbons                       288              507
     Total Sales                    $2,162           $2,588


Operating Income (Loss)
Athenia                             $ (111)         $ (100)
Custom Molding                          47              72
Finished Ribbons                      (144)           (124)
Discontinued Segment                  ( 45)           ( 21)

   Total Operating Income (Loss)    $ (253)         $ (173)


Investment Expense                  $ ( 79)         $ ( 89)
Interest and Other Income               33              34
Gain (Loss) on Sale of Equipment         0               4
Gain (Loss)from Discontinued Segment     0               1

   Net Income (Loss)                $ (299)         $  (223)


     The Company's total net sales for the fiscal year ended March 31, 1999 were $2,162,000, a decrease of $426,000 or 16.5% from the year ended March 31, 1998. For the 1999 fiscal year, the Company posted a net loss of $(299,000), as compared to net loss of $(223,000) for the fiscal year ended March 31, 1998. Included in the 1999 loss figure was a write-down or discontinued segment assets of $45,000, as compared to $20,000 in the 1998 net loss.

     Athenia's sales increased $107,000 to $717,000 or approximately 17.5% for the fiscal year ended March 31, 1999, as compared to the 1998 fiscal year. During the 1999 period, Athenia incurred an operating loss of $(111,000) as compared to an operating loss of $(100,000) for the fiscal year ended March 31, 1998. The increase in sales is the result of an increase in demand and orders realized for the Company's tooling services during 1999. The disappointing increase in loss for this segment during fiscal 1999 despite the increase in sales is primarily the result of a 4% lower gross profit due to competitive pricing demands as well as an increase in material costs. Management remains hopeful that sales for this segment will remain at these increase levels and a concentrated effort will be made to improve the gross profit, control overhead costs and reduce the operating loss.

     Custom Molding sales decreased approximately $314,000 or 21.3% to $1,157,000 during the fiscal year ended March 31, 1999, as compared to the year ended March 31, 1998. This segment produced operating income of $47,000 for the 1999 fiscal year as compared to operating income of $72,000 for the fiscal year ended March 31, 1998. The reduction in sales for the custom molding segment is primarily the result of the continuing slowdown in the ribbon industry and the resulting decrease in shipments of cartridge ribbon kits to ribbon manufacturers. The decrease in operating income for this segment is strictly the result of the lower sales volume which generated less gross profit dollars to cover certain fixed overhead expenses. Management continues to intensify its efforts to secure additional customers and thereby increase sales and remains hopeful that higher sales levels for custom molded products will be attained over time. In the interim, a continued effort to control costs in order to minimize any effects the decrease in sales is having on operating income will be ongoing.

     Finished Ribbon cartridge sales decreased $219,000 or 43.2% to $288,000 during the fiscal year ended March 31, 1999 as compared to the year ended March 31, 1998. This segment produced an operating loss of $(144,000) during the 1999 fiscal year as compared to an operating loss of $(124,000) during 1998. The decrease in sales is primarily the result of a shrinking market for impact printer ribbon products which continue to lose market share to the newer ink jet and laser printers that do not use ribbons. The increase in net operating loss of approximately $20,000 for this segment is the result of the lower sales volume generating lower gross profit dollars coupled with certain fixed allocations which are being applied to this segment. Although increasing sales and attaining true profitability is doubtful for this product, Management is confident that what ribbons are produced and sold contribute positively to covering fixed overhead, which costs would remain if ribbon manufacturing were discontinued. Therefore, it is Management's intention at this time to continue manufacturing impact printer ribbons.

     Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. For the fiscal year ended March 31, 1999, cost of sales was 78.2% which was the same as the cost of sales for the 1998 fiscal year despite the significant reduction in sales volume. This is primarily the result of a more favorable product mix, cost controls and improved manufacturing efficiencies.

     Selling, General and Administrative Expenses decreased approximately $35,000 to $680,000 for the fiscal year ended March 31, 1999 when compared to the 1998 fiscal year. This decrease is primarily the result of lower salaries which resulted from certain voluntary pay reductions, lower commission amounts paid for sales and a decrease in accounting fees.

     Interest and Other Income decreased approximately $1,000 to $33,000 during fiscal year ended March 31, 1999 as compared to 1998. This decrease is the result of lower interest earned on invested cash balances.

     Interest Expense decreased $10,000 to $79,000 for the 1999 fiscal year as compared to fiscal 1998. This decrease is primarily the result of the repayment of net borrowings.

     (Loss) from Discontinued Operations was $(45,000) for the
fiscal year ended March 31,1999.   This resulted from Management's
decision to write-down the remaining audio cassette assets, which consists primarily of molds, from $90,000 to $45,000.

     Net Income (Loss) for the fiscal year ended March 31, 1999 was $(299,000) as compared to a net loss of $(223,000) for the fiscal year ended March 31, 1998. Included in the 1999 loss was the write-down of cassettes assets of $45,000 as discussed above, as well as an increase in reserve for bad debts of approximately $17,000 due to the filing of a Chapter 11 by one of the Company's ribbon customers. Management continues to take steps to reduce costs until higher sales levels can be achieved. Management intends to continue its efforts to increase sales and control costs and is hopeful for an improvement in operating results.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company had working capital of approximately $437,000 at March 31, 1999, as compared to working capital of $715,000 at March 31, 1998. At March 31, 1999, the Company had cash and cash equivalents of approximately $458,000, as compared to $518,000 a
year earlier.   Operations provided cash of approximately $41,000
while principal payments on loan term debt and capital leases amounts to $101,000 decreasing cash by $60,000 to $458,000, as mentioned above. The Company's current ratio was 2.12 at March 31, 1999 and the Company is within term on all its obligations. Additionally, the Company has significant free assets on which to borrow if the need should arise.

     Management intends to make every effort to improve operating cash flows including whatever cost cutting measures are necessary
until higher sales levels can be attained.   Scheduled debt
repayments are expected to be met by cash flow.

     Achieving a return to growth and profitability will require the Company to overcome uncertainties which it now faces, namely, increasing sales in custom molding by securing additional accounts, investing in or purchasing a plastic related product line and/or aligning the Company with a strategic partner who could utilize the Company's capabilities. The success of accomplishing any of these avenues is not determinable at this time. Management will continue
its efforts to increase sales and improve cost controls.   Absent
any unanticipated operating expenses or a significant downtown in the overall economy, Management is hopeful for an improvement in long term operating results.

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

     As of the date of this disclosure, the Company has consulted with its chief suppliers of raw materials (primarily plastic resins) and has received what the Company considers to be adequate assurances as to Y2K readiness. In the event of any interruption of the Company's raw material supplies, the Company believes that
alternate suppliers would be available.   However, the Company is
unable to predict the effects upon raw material costs, as may result from reduced supply. A catastrophic breakdown of supply availability, or a catastrophic breakdown of other services or utilities required to operate the Company's business would, of course, have a materially adverse effect upon the Company's operations. Likewise, interruption of customer demand, resulting from Y2K failures, could have a materially adverse affect upon the Company's financial condition.

     As of the date of this disclosure, the Company's expenditures
relative to Y2K compliance, have been nominal.   Based upon
information presently available to the Company, Company Management believes that costs associated with Y2K compliance, should not be material.

     The failure to correct a material Y2K problem could result in an interruption in, or failure of,certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers and suppliers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1

                          BERES INDUSTRIES, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                             MARCH 31, 1999




                                                            Page

Independent Auditors' Report                                F-2

Financial Statements:

     Balance Sheet as of March 31, 1999                     F-3

     Statements of Operations
      For the Years Ended March 31, 1999 and 1998           F-4

     Statements of Changes in
      Stockholders' Equity
      For the Years Ended March 31, 1999 and 1998           F-5

     Statements of Comprehensive Income (Loss)
      For the Years Ended March 31, 1999 and 1998           F-6

     Statements of Cash Flows
      For the Years Ended March 31, 1999 and 1998           F-7

     Notes to Financial Statements                     F-8 to F-19





INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Beres Industries, Inc.

We have audited the accompanying balance sheet of Beres Industries, Inc. as of March 31, 1999, and the related statements of operations, changes in stockholders' equity, comprehensive income
(loss), and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beres Industries, Inc. as of March 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/ Withum, Smith & Brown

WITHUM, SMITH & BROWN
TOMS RIVER, NJ
June 2, 1999

                             BERES INDUSTRIES, INC.
                                  BALANCE SHEET
                                MARCH 31, 1999


       ASSETS
Current Assets:
  Cash and cash equivalents                                    $  458,000
  Marketable securities                                             3,000
  Accounts receivable, less allowance for
    doubtful accounts of $23,000                                  181,000
Inventories:
   Raw materials                                                   47,000
   Work-in-process                                                 37,000
   Finished goods                                                  85,000
  Prepaid expenses and other current assets                        17,000
       Total Current Assets                                       828,000

Property, Plant and Equipment - Net                             1,264,000

Other Assets                                                       48,000

Net Assets of Discontinued Operations                              45,000

       TOTAL ASSETS                                            $2,185,000


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                         $  83,000
  Current maturities of capital lease obligations                 34,000
  Accounts payable and accrued expenses                          251,000
  Customer deposits                                               23,000
       Total Current Liabilities                                 391,000

Long-Term Debt, Less Current Maturities                          731,000

Capital Lease Obligations,
 Less Current Maturities                                          23,000

Commitments and Contingencies                                      -

Stockholders' Equity:
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued and outstanding - 12,412,000 shares                    248,000
  Capital in excess of par value                               3,445,000
  Accumulated other comprehensive income (loss)                    3,000
  Accumulated deficit                                         (2,486,000)
                                                               1,210,000
  Common stock receivable                                       (170,000)
       Total Stockholders' Equity                              1,040,000

       TOTAL LIABILITIES AND STOCKHOLDERS'                    $2,185,000
        EQUITY

See accompanying notes to financial statements.

                         BERES INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED March 31, 1999 and 1998


                                               1999                1998

Net Sales                                  $ 2,162,000         $ 2,588,000

Costs and Expenses:
  Cost of goods sold                         1,690,000           2,025,000
  Selling, general and administrative
   expenses                                    680,000             715,000

       Total Costs and Expenses              2,370,000            2,740,000

Operating Loss                                (208,000)           (152,000)

Other Income (Expense):
  Interest and other income                     33,000               34,000
  Interest expense                             (79,000)             (89,000)
  Gain on sale of equipment                     -                     4,000

       Total Other Income (Expense)-Net        (46,000)             (51,000)

Loss From Continuing Operations               (254,000)            (203,000)

Loss From Discontinued Operations              (45,000)             (20,000)

Net Loss Applicable to Common
 Shareholders                               $ (299,000)          $ (223,000)

Net Loss From Continuing Operations
 Per Common Share -
 Basic and Diluted                         $     (.02)          $     (.02)

Net Loss From Discontinued Operations
 Per Common Share -
  Basic and Diluted                             -                    -

Net Loss Per Common Share -
  Basic and Diluted                        $      (.02)         $     (.02)

Shares Used in Per Share Calculation:
  Basic and Diluted                         12,412,000          12,412,000


See accompanying notes to financial statements.

                            BERES INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED March 31, 1999 and 1998


                                                       Accumulated
                                      Capital in        Other
                    Common Stock     Excess of        Comprehensive  Accumulated    Common Stock
                      Shares     Par Value Par Value    Income       Deficit        Receivable

Balance,
 March 31,1997        12,412,000 $248,000 $3,445,000      $   -    $(1,964,000)   $(170,000)

Year ended
 March 31, 1998-
  Net Loss                -         -         -             -         (223,000)        -

Other
 Comprehensive
 Income                   -         -         -           24,000        -              -

Balance,
 March 31,1998        12,412,000  248,000  3,445,000      24,000    (2,187,000)    (170,000)

Year ended
 March 31, 1999-
  Net Loss                -         -         -              -        (299,000)        -

Other
 Comprehensive
  Loss                    -         -         -         (21,000)          -            -

Balance
March 31, 1999        12,412,000 $248,000 $3,445,000    $ 3,000    $(2,486,000)   $(170,000)


See accompanying notes to financial statements.

                              BERES INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                      1999             1998

   Net loss                                         $(299,000)     $(223,000)

   Other Comprehensive Income (Loss):
       Unrealized gain (loss) on available for
        sale securities arising during year           (21,000)        24,000

   Comprehensive Loss                               $(320,000)     $(199,000)

See accompanying notes to financial statements.

                            BERES INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED March 31, 1999 and 1998

                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                   $(254,000)   $(203,000)
  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                      112,000      127,000
   Gain on sale of equipment                            -           (4,000)
   Changes in operating assets and liabilities:
     Accounts receivable - trade                      175,000       10,000
     Inventories                                       41,000       42,000
     Prepaid expenses and other current assets         (5,000)      19,000
     Accounts payable and accrued expenses            (21,000)     (50,000)
     Customer Deposits                                 (8,000)      22,000
     Other assets                                       1,000       (4,000)
      Net cash provided by (used in) continuing
       operations                                      41,000      (41,000)
      Net cash provided by discontinued operations        -          1,000
      Net cash provided by (used in) operating
       activities                                      41,000      (40,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                         -          5,000
  Acquisitions of property, plant and equipment           -        (12,000)
      Net cash used in investing
       activities                                         -         (7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                (71,000)     (90,000)
  Principal payments on capital lease obligations     (30,000)     (46,000)
      Net cash used in financing activities          (101,000)    (136,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (60,000)    (183,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          518,000      701,000

CASH AND CASH EQUIVALENTS, END OF YEAR              $ 458,000    $ 518,000



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                        $  79,000    $ 110,000
    Income taxes                                    $     -      $     -
  Supplemental schedule of non-cash investing and
   financing activities:
     Acquisition of vehicle through the incurrence
      of long-term debt                             $   10,000   $     -

See accompanying notes to financial statements.

                            BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

         Nature of Business - The Company's principal business is the manufacturing and sale of injection molded plastic parts, precision engineered molds and finished ribbons. The Company's customers range from local to multi-national companies and are located primarily in the United States.

         Consolidation - For the year ending March 31, 1998 the financial statements are consolidated and include all the accounts of the Company and its wholly-owned subsidiaries, Supply Dynamics, Inc. and Athenia Plastic Mold Corp. All intercompany transactions and balances have been eliminated in the consolidation.

         On July 23, 1998, Supply Dynamics, Inc. and Athenia Plastics Mold Corp. were merged into Beres Industries, Inc. There was no effect on the financial statements from the merger.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

         Marketable Securities - All marketable securities are classified as available for sale under Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt & Equity Securities" and are stated at fair value based upon market quotes. Unrealized holding gains and losses are reported as a component of comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method.

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

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

         Reclassifications - Certain amounts previously reported in the March 31, 1998 financial statements have been reclassified to conform with the March 31, 1999 presentation.

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

         Effect of New Accounting Pronouncements - In February, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and in June, 1998, issued No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company believes that these pronouncements will not have a material impact on the Company's results of operations and financial condition.

         Net Loss Per Common Share - The Company follows Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share", and other related interpretations. Basic earnings per share is based upon weighted-average common shares outstanding. Dilutive earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities.

         The following tables set forth the computations of basic and diluted net loss per common share for continuing operations and discontinued operations:
                                      F-9

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued):

         Net Loss Per Common Share (continued):

                                           1999           1998
         Continuing Operations:
         Numerator for basic and
          diluted net loss per
          common share for continuing
          operations                  $  (254,000)    $  (203,000)

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          continuing operations        12,412,000       12,412,000

         Basic and diluted net loss
          per common share for
          continuing operations      $       (.02)    $       (.02)

         Discontinued Operations:
         Numerator for basic and
          diluted net loss per common
          share for discontinued
          operations                 $    (45,000)    $    (20,000)

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          discontinued operations      12,412,000       12,412,000

         Basic and diluted net loss
          per common share for
          discontinued operations    $     -          $     -


         Options were outstanding during 1999 and 1998 but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Therefore, basic and diluted computations are the same in both 1999 and 1998.

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 2 - Discontinued Segment

         On August 1, 1997, the Company adopted a plan to withdraw from its audio cassette segment due to declining sales and limited prospects for increased revenues.

         The loss for 1999 and 1998 from discontinued operations consisted of the following:
                                                 1999              1998
         Operating losses                    $  -                $ (21,000)
         SFAS 121 charges                      (45,000)
         Gain on sale of equipment              -                    1,000
                                             $ (45,000)          $ (20,000)

         The SFAS 121 charge is described further in Note 5. The income statement shows operating results of the Audio Cassette division separately. The net sales of the segment were $-0- in 1999 and 1998.

         Net assets of discontinued operations shown in the March 31, 1999 balance sheet have been reclassed at their expected net realizable values. The assets consist of equipment. There were no liabilities of this segment.

Note 3 - Marketable Securities:

         The Company currently invests in common stock which it classifies as available for sale. The carrying amounts of the securities and their estimated fair values at March 31, 1999 are as follows:

               Cost                          $     -
               Gross unrealized gains             3,000
               Gross unrealized losses             -
               Estimated fair value          $    3,000

         The security held by the Company consists of 3,736 shares of Smith Corona common stock which the Company received in lieu of accounts receivable pursuant to a bankruptcy settlement. The Company originally assigned a zero cost to this asset. The change in the unrealized gain amounted to a $21,000 decrease for the year ended March 31,1999 compared to a $24,000 increase for the year ended March 31, 1998. Income taxes have not been considered due to immateriality.
                                      F-11

                           BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 4 - Property, Plant and Equipment:

         Property, plant and equipment at March 31, 1999 is summarized as follows:

           Land                                   $   50,000
           Building or building improvements       1,719,000
           Machinery and equipment                 4,069,000
           Automotive equipment                        9,000
           Furniture and fixtures                     91,000
                                                   5,938,000
           Less: Accumulated depreciation          4,674,000
                                                  $1,264,000

         Assets held under capital lease obligations at March 31, 1999 are included in property, plant and equipment as follows:

              Machinery and equipment               $147,000
              Less: Accumulated amortization          70,000
                                                    $ 77,000

         Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $107,000 for 1999 and $121,000 for 1998.

Note 5 - Asset Impairment Charges:

         The Company follows Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). This statement requires companies to record impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. In conducting its review, management considered, among other things, its current and expected operating cash flows together with a judgement as to the fair value the Company could receive upon sale of fixed assets.

         Based on this review, the Company recognized a non-cash charge of $45,000 in fiscal year 1999. This charge was primarily for the write-down of certain discontinued fixed assets to their estimated fair market value. Impairment indicators included a lack of interest in the equipment. Fair value was based on available information related to market value.

                                        F-12

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 6 - Long-Term Debt:

         Long-term debt at March 31, 1999 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due
         November 2006.  The loan is secured by a first lien
         on the building and improvements and all fixtures,
         machinery and systems servicing the building therein.     $805,000

         Note payable, interest at 6.8%, due January 2001.
         The loan is secured by an automobile.                        9,000

         Total long-term debt                                       814,000

           Less: Current maturities                                  83,000

         Long-Term Debt, Less Current Maturities                   $731,000


         Future maturities of long-term debt are as follows:

           Year Ending March 31
                2000                           $ 83,000
                2001                             89,000
                2002                             93,000
                2003                            101,000
                2004                            110,000
                2005 and subsequent             338,000
                    Total                      $814,000



Note 7 -  Other Income:

         Interest and other income consists of the following for the years ended March 31,
                                             1999          1998
          Interest                     $   22,000        $ 26,000
          Miscellaneous                    11,000           8,000
                                       $   33,000        $ 34,000

                             BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note 8 - Income Taxes:

          Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 1999 and 1998.

          Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 1999 follow:

         Allowance for Doubtful Accounts
          Receivable                                $     8,000
         Accrued Vacation and Bonus Pay                  19,000
         Net Operating Loss Carryforwards               861,000
         Valuation Allowance                           (819,000)

         Total Deferred Income Tax Assets                69,000

         Accumulated Depreciation                       (68,000)
         Unrealized Gain on Marketable
          Securities                                     (1,000)
         Total Deferred Income Tax Liabilities          (69,000)

         Net Deferred Income Tax Asset              $      -

         During the year ended March 31, 1999, the valuation allowance increased $92,000 due primarily to an increase in the deferred tax asset for net operating loss carryforwards.

         At March 31, 1999, the Company had consolidated net operating loss carryforwards for federal income tax purposes of approximately $2,500,000 that begin to expire in the year 2001, and approximately $1,217,000 for state income tax purposes that begin to expire in the year 2000.

         A reconciliation of the Company's expected income tax benefit at the federal statutory rate to the Company's effective tax benefit rate is as follows:

                                                    1999        1998

         U.S. Federal Statutory Tax Benefit Rate    (34.0)%    (34.0)%
         Increase in Valuation Allowance             34.0       34.0
         Effective Tax Benefit Rate                    -         -

                                       F-14

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 9 - Capital Leases:

         Obligations under capital leases due in monthly
         installments of principal plus interest at rates
         ranging from 6.8% to 8.2% and maturing through
         January 2001.                                    $57,000

         Less: Current Maturities                          34,000

         Capital Leases, Less Current Maturities          $23,000

         The following is a schedule of future minimum rental payments required for all noncancellable capital leases that have initial or remaining lease terms in excess of one year at March 31, 1999.

           Year Ended March 31
                2000                                    $38,000
                2001                                     23,000
           Total future minimum lease payments           61,000
           Less: Amount representing interest             4,000
           Present value of future minimum
            lease payments                              $57,000

Note 10 - Comprehensive Income:

         On April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which establishes standards for displaying comprehensive income and its components.

         The components of accumulated other comprehensive income (loss) consists of the following:

                                             Unrealized Gain (loss)
                                            on Marketable Securities
           Balance March 31, 1998                  $ 24,000
           Current-year change                      (21,000)
           Balance March 31, 1999                  $  3,000

         The tax effect on the components of comprehensive income (loss) is not significant.
                                    F-15

                            BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENT

Note 11 - Commitments and Contingencies:

          Commitments:
          The Company is a lessee under noncancellable operating equipment leases which expire at varying dates through 2002. Future minimum lease payments are tabulated as follows:

          Years Ending March 31,                       Amount
               2000                                    $16,000
               2001                                      6,000
               2002                                      4,000
               2003 and subsequent                        -
                   Total                               $26,000


          The rent expense incurred under the leases amounted to $23,000 for the years ended March 31, 1999 and 1998.

Note 12 - Common Stock and Options:

          Amounts Due on Sale of Common Stock - Amounts due on the sale of common stock relate to a sale of 1,200,000 shares of common stock at $.25 per share to the Company's Chairman of the Board, prior to the company's 1986 public offering. Pursuant to the terms of the original note dated April 13, 1986, interest only was payable at the prime rate until June 30, 1988 and principal payments at $37,500 per calendar quarter plus interest were to commence on September 30, 1988 and end on June 30, 1990. At March 31, 1999, the unpaid balance includes principal and interest which was in arrears. No subsequent payments or new arrangements have yet been made for payment. During 1990, counsel provided the Company with an opinion that the 1,200,000 shares issued for the promissory note did not comply with New Jersey statutory law at the time. Pending any new further developments, no interest has been recorded on this note since 1989.

          Options - At March 31, 1999, the Company had previously granted Incentive Stock Options for officers and other employees to purchase 117,000 shares of the Company's common stock at the fair
          market value on the date of the grant of $3.00 per share.   Such
          options expire in 1999. As of March 31, 1999, all such options were exercisable.
                                        F-16

                            BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 12 - Common Stock and Options (continued):

     The Company has also reserved an additional 1,383,000 shares of common stock for possible future issuance under its Incentive Stock Option Plan. Pursuant to the plan, grants entitling the holder to purchase up to $100,000 in fair market value of shares in any calendar year may be made to an officer or employee. Options may be granted for a period of ten years at 100% of the fair market value of the common stock on the date of grant, except for grants to stockholders owning more than 10% of the outstanding common stock (for whom the period is five years and the exercise price is 110% of fair market value). As of March 31, 1999, no options have been granted under this plan.

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

Note 13 - Major Customers and Credit Risk Concentrations:

          Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                         Accounts Receivable        Sales for the
                           at March 31:           Year Ended March 31:
                           1999         1998            1999       1998
         Customer A      $  -         $  -          $318,000     $ 17,000

         Customer B      $34,000      $33,000       $145,000     $270,000

         Customer C      $36,000      $74,000       $354,000     $189,000

         Customer D      $  -         $13,000       $   -        $292,000

         Customer E      $  -         $78,000       $ 56,000     $384,000

         Customer F      $43,000      $ 1,000       $370,000     $ 80,000

                            BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 13 - Major Customers and Credit Risk Concentrations (Continued):

         The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $330,000 at March 31, 1999. Management reviews the financial status of the banks periodically and considers its credit risk minimal.

Note 14- Fair Value of Financial Instruments:

         The amounts included in the balance sheet as of March 31, 1999 for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.

Note 15- Segment Information:

         Segment Information - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the company earns revenues and holds assets, and major customers. The Company includes definitions of its segments in its "Management's Discussion and Analysis" appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

         Athenia Plastics Mold Corp. sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $18,000 and $25,000 for the years ended March 31, 1999 and 1998, respectively.

         Corporate assets consist of cash and cash equivalents, prepaid expenses, and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

                            BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS

Note 15 - Segment Information (continued):

         Information about segments follows:


                                         Operating
                                          Earnings          Identifiable     Depreciation &    Capital
                             Sales        (Losses)             Assets        Amortization    Expenditures
1999:
Precision Molds        $    717,000  $    (111,000)         $     281,000     $    8,000     $   -
Custom Molding            1,157,000         47,000                864,000         71,000         -
Finished Ribbon             288,000       (145,000)               299,000         18,000         -
Discontinued
 Operation                   -             (45,000)                45,000          -             -
Corporate & Other            -                -                   696,000         15,000       10,000
                       $  2,162,000   $   (254,000)         $   2,185,000     $  112,000     $ 10,000

1998:
Precision Molds        $    610,000  $    (100,000)         $     329,000     $   10,000     $   -
Custom Molding            1,471,000         72,000              1,039,000         82,000         -
Finished Ribbon             507,000       (124,000)               397,000         20,000       12,000
Discontinued
 Operation                   -             (20,000)                90,000          -             -
Corporate & Other            -         -                          770,000         15,000         -
                      $   2,588,000    $  (172,000)         $   2,625,000      $ 127,000     $ 12,000

                                      F-19


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     NONE

                                PART III


Item 9.  Directors and Executive Officers of the Registrant:

     The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Charles Beres, Sr.     81       Chairman of the Board
                                and Director

Charles Beres, Jr.     50       President, Chief Executive
                                Officer, Chief Financial
                                Officer, Treasurer and Director

Joseph Delikat         59       Vice President, Secretary
                                and Director

Harold Zuber           66       Vice President and Director


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

Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 1999.

  Name of Individual
     or Number of      Capacities in           Cash
   Persons In Group    Which Served         Compensation Paid*

Charles Beres, Sr.     Chairman of the          $ 29,392.00
                       Board

Charles Beres, Jr.     Chief Executive          $ 76,652.25(1)
                       Officer, President,
                       Treasurer, Director

Harold Zuber           Vice President           $ 74,456.25(1)

Joseph Delikat         Vice President           $ 65,507.46(1)


All Officers and Directors
as a Group                     Total                   $246,007.96

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

   An aggregate of 117,000 options are issued and outstanding under the Plan to certain officers, executives, and employees of the Registrant. See "Executive Compensation". During the fiscal year ended March 31, 1999, no options were issued to officers, executives and employees of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth as of June 30, 1999, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.


                                     Amt. of Shares
                 Name and Address     Beneficially      Percent of
Title of Class   of Beneficial Owner     Owned            Class

Common Stock  Charles Beres, Sr.   2,467,667 (1)         19.9%
              3227 Abbey  Lane
              Lavalette, N.J.

Common Stock  Charles Beres, Jr.     468,213 (2)          3.8%
              16 Sunnydale Drive
              Brick, N.J.

Common Stock  Harold Zuber           114,076              1.0%
              P.O. Box 482
              Spring Lake, N.J.

Common Stock  Joseph Delikat         240,000 (3)          1.9%
              9 Forest Lane
              Tabernacle, N.J.

Common Stock  All Officers and     3,289,956            26.5%
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

    (10.40) Employment Agreement, dated as of January 2,
            1989, by and between the Registrant and Charles
            Beres, Jr., (1)

    (10.41) Employment Agreement dated as of January 2,
            1989, by and between the Registrant and Joseph
            Delikat. (1)

    (10.42) Employment Agreement dated as of January 2,
            1989, by and between the Registrant and Harold
            Zuber. (1)
                              23

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

    (18.)   Letter re change in accounting principles. (3)

    (28.14) Term Note by and between the Registrant and Midlantic National Bank North dated November,
            1987. (3)

    (28.15) Term Note by and between the Registrant and Midlantic National Bank North dated December,
            1987. (3)

    (28.16) Mortgage Loan Documents by and between the Registrant and Midlantic National Bank North dated April 13, 1987. (3)

   (28.17) Term Note with Agreement between Beres Indus-tries, Inc. and First Fidelity Bank, N.A. dated
            March 29, 1994 (the "First Fidelity Loan").

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

    (28.20) Guaranty and Suretyship of Athenia Plastic Mold
            Corp. as to the First Fidelity Loan.

    (28.21) Guaranty and Suretyship of Supply Dynamics, Inc.
            as to the First Fidelity Loan

_____________________

(1) Incorporated herein by reference to Registration Statement No. 33-3987-NY as initially filed and Amendment Nos. 1,2,3 and 4 thereto previously filed on March 12, 1986, May 1, 1986, May 7, 1986, May 13, 1986, June 9, 1986, respectively, and Post-Effective Amendment
        Nos. 1,2,3, and 4 and Amendment No. 1 to Post-Effective Amendment No.
        1 to Post-Effective Amendment Nos. 1,2,3 and 4 and Amendment No. 1 to Post-Effective Amendment No. 4 filed on October 27, 1987, January 28, 1988,February 12, 1988, November 30, 1988 and February 9, 1989,
        respectively.

(2) Incorporated herein by reference to Form 8-K as filed with the Securities and Exchange Commission on June 8, 1988.

(3) Incorporated herein by reference to Form 10-K for the year ended December 31, 1987, as filed with the Securities and Exchange Commission on March 29, 1988.

(4) Incorporated herein by reference to Form 10-K for the year ended March 31,1995 as filed with the Securities and Exchange Commission.

(b) Form 8-K was filed on March 9, 1995, and amended March 13, 1995 with respect to Item 4 - Changes in Registrant's Certifying Accountant.

                                   25

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

                         Dated: June 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         BY:  /s/ Charles Beres, Sr.
                              CHARLES BERES, SR. Chairman of
                              the Board, Director

                         Dated: June 30, 1999

                         BY:  /s/ Charles Beres, Jr.
                              CHARLES BERES, JR., Chief
                              Executive Officer, President,
                              Treasurer, Chief Financial
                              Officer, Director

                         Dated: June 30,1999

                         BY:  /s/ Joseph Delikat
                              JOSEPH DELIKAT, Vice President,
                              Secretary, Director

                         Dated: June 30, 1999

                         BY:  /s/ Harold Zuber
                              HAROLD ZUBER, Vice President,
                              Director

                         Dated: June 30, 1999