Form 10QSB
period 1999-06-30
BERES INDUSTRIES INC
filed 1999-08-23
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended June 30, 1999.

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

                 12,411,934 - July 19, 1999

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                           Beres Industries, Inc.
                               June 30, 1999
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at June 30, 1999 and March 31, 1999

          Statements of Operations for the Three Months Ended
          June 30, 1999 and 1998

          Statements of Comprehensive Income (Loss) for the Three
          Months Ended June 30, 1999 and 1998

          Statement of Changes in Stockholders Equity for the Three Months Ended June 30, 1999

          Statements of Cash Flows for the Three Months Ended
          June 30, 1999 and 1998

          Notes to Financial Statements



                              Part I - Item 1

                          BERES INDUSTRIES, INC.
                              BALANCE SHEETS



                                         6/30/99         3/31/99
                    ASSETS

Current Assets
  Cash and Cash Equivalents              $ 367,000      $ 458,000
  Marketable Securities                      4,000          3,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $23,000 and $23,000
     Respectively                          165,000        181,000
  Inventories - Raw Materials               44,000         47,000
              - Work in Process             45,000         37,000
              - Finished Goods              78,000         85,000
  Prepaid Expenses and Other
     Current Assets                         13,000         17,000

     Total Current Assets                  716,000        828,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,696,000 and $4,674,000
  Respectively                           1,242,000      1,264,000

Other Assets                                48,000         48,000

Net Assets of Discontinued Operations       45,000         45,000

Total Assets                            $2,051,000     $2,185,000









        Unaudited - See Accompanying Notes to Financial Statements


                               Part I - Item 1

                             BERES INDUSTRIES, INC.
                           BALANCE SHEETS (Continued)
                                          6/30/99         3/31/99
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                             $     84,000     $    83,000
  Current Maturities of Capital
     Lease Obligations                      34,000          34,000
  Accounts Payable and Accrued
     Expenses                              232,000         251,000
  Customer Deposits                         36,000          23,000

     Total Current Liabilities             386,000         391,000

Long-Term Debt - Less Current
  Maturities                               711,000         731,000

Capital Lease Obligations -
  Less Current Maturities                   15,000          23,000

     Total Liabilities                   1,112,000       1,145,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000         248,000
  Capital in Excess of Par Value         3,445,000       3,445,000
  Accumulated Other Comprehensive
    Income (Loss)                            4,000           3,000
  Accumulated Deficit                   (2,588,000)     (2,486,000)
                                         1,109,000       1,210,000
     Less:Common Stock Receivable          170,000         170,000

     Total Stockholders  Equity            939,000       1,040,000

Total Liabilities and Stockholders
     Equity                           $  2,051,000     $ 2,185,000

Unaudited -See Accompanying Notes to Financial Statements

                              Part I - Item 1

                           BERES INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS

                                        Three Months       Three Months
                                            Ended            Ended
                                           6/30/99            6/30/98

Net Sales                               $   419,000       $   618,000

Costs and Expenses
  Cost of Goods Sold                        337,000           426,000
  Selling, General and
     Administrative Expenses                170,000           185,000

     Total Costs and Expenses               507,000           611,000

Operating Income (Loss)                     (88,000)            7,000

Other Income (Expenses):
  Interest and Other Income                   4,000             6,000
  Interest Expense                          (18,000)           (22,000)

     Total Other Income (Expenses)- Net     (14,000)          (16,000)

Loss From Continuing
     Operations                            (102,000)           (9,000)
Income (Loss) From Discontinued
     Operations                                 -0-               -0-
Net Loss Applicable
     To Common Shareholders             $  (102,000)      $    (9,000)

Number of Shares Outstanding Per Common
  Share-Basic and Diluted Used in Per
  Share Calculation                      12,412,000        12,412,000

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.008)      $    (0.001)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-               -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.008)      $    (0.001)


Unaudited - See Accompanying Notes to Financial Statements

                               PART I - ITEM 1

                           BERES INDUSTRIES, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                             Three Months      Three Months
                                                  Ended           Ended
                                                6/30/99            6/30/98

Net Loss Applicable To Common Shareholders   $  (102,000)      $   (9,000)

Other Comprehensive Income (Loss), Net Of Tax:
 Unrealized Holding Gain (Loss) Arising During
 The Period                                        1,000           (3,000)

Net Comprehensive Loss                       $  (101,000)      $  (12,000)































           Unaudited - See Accompanying Notes to Financial Statements

                             Part I - Item 1

                          BERES INDUSTRIES, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                   FOR THE THREE MONTHS ENDED June 30, 1999

                                                          Accumulated
                      Common Stock            Capital in     Other                         Common
                                              Excess of   Comprehensive   Accumulated      Stock
                     Shares     Par Value     Par Value     Income        Deficit       Receivable

Balances -
  April 1, 1999     12,412,000  $ 248,000  $3,445,000   $ 3,000    $ (2,486,000)  $ (170,000)

Net Loss
  for the Period           -           -           -          -        (102,000)           -

Other Comprehensive
Income, Net Of Tax,
Unrealized Holding
Gain Arising During
The Period                   -          -           -      1,000              -            -

Balances -
 June 30,1999      12,412,000  $ 248,000  $3,445,000  $    4,000    $(2,588,000) $ (170,000)

























                Unaudited - See Accompanying Notes to Financial Statements

                                     Part I - Item 1

                                   BERES INDUSTRIES, INC.
                                  STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                           1999            1998
Cash Flows from Operating Activities:
  Net Loss for the Period               $(102,000)     $   (9,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     (Used in) Operating Activities:
     Depreciation and Amortization         22,000          27,000
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade         16,000         122,000
       Inventories                          2,000         (36,000)
       Prepaid Expenses and Other
         Current Assets                     4,000           3,000
       Other Assets                           -0-           2,000
       Accounts Payable and Accrued
         Expenses                         (19,000)        (42,000)
       Customer Deposits                   13,000          18,000

  Net Cash Provided By (Used In)
     Operating Activities                 (64,000)         85,000

Cash Flows from Investing Activities:
  Equipment Basis Adjustment                  -0-           3,000

  Net Cash Provided By
     Investing Activities               $     -0-      $    3,000












             Unaudited - See Accompanying Notes to Financial Statements

                                   Part I - Item 1

                                BERES INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                             1999          1998

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (19,000)    $ (16,000)
  Principal Payments on Capital
     Lease Obligations                      (8,000)      (10,000)

  Net Cash Used in Financing
     Activities                            (27,000)      (26,000)

Net Increase (Decrease) in Cash and Cash
     Equivalents                           (91,000)       62,000
Cash and Cash Equivalents,
     Beginning of Year                     458,000       518,000
Cash and Cash Equivalents,
     End of Period                      $  367,000     $ 580,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash Paid for Interest             $   18,000     $  22,000

     Cash Paid for Income Taxes         $      200     $     250
















                Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item 1

                            BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30,1999

Note 1 -  Basis of Presentation

          The March 31, 1999 balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company s Form 10-KSB and is presented for comparative purposes. All other financial statements and financial information presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnote below was added to disclose required segment information in this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s
          Form 10-KSB for the most recent fiscal year ended March 31, 1999.

Note 2 -  Interim Segment Information Reporting

          Segment Information - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis. The Company discusses its segments in its Management s Discussion and Analysis appearing elsewhere herein. The segment descriptions are an integral part of this footnote.





                                     Unaudited


                                    Part I - Item 1

                                 BERES INDUSTRIES, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                      JUNE 30, 1999

Note 2 -  Segment Information (Cont d)

          The Athenia Plastics Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Athenia were $10,000 for the three months ended June 30, 1999 as compared to $4,000 for the three months ended June 30, 1998.

          Information about the Company s segments is as follows for the three months ended June 30, 1999 and 1998:

                         Three Months Ended        Three Months Ended
                           June 30, 1999             June 30, 1998
                                  Operating                  Operating
     Segment             Sales  Income(Losses)      Sales   Income(Losses)
Precision Molds        $ 104,000  $ (46,000)      $ 139,000   $ (6,000)
Custom Molding           238,000     (6,000)        356,000     35,000
Finished Ribbons          77,000    (36,000)        123,000    (22,000)
Discontinued Operation         -          -               -          -
       Totals          $ 419,000  $ (88,000)      $ 618,000   $  7,000

          Reconciliation of Segment Operating Income (Losses) to Total Company Net Loss for the Three Months Ended June 30, 1999 and 1998:
                                    Three Months Ended Three Months Ended
                                       June 30, 1999      June 30, 1998
Total Segment Operating Income (Losses)  $ (88,000)          $   7,000
Interest Expense                           (18,000)            (22,000)
Interest and Other Income                    4,000               6,000
     Net Loss                            $(102,000)          $  (9,000)

          As of the last annual report (Form 10-KSB) as of March 31, 1999, there have been no material changes in total assets during the three months ended June 30, 1999 and there have been no material changes in the basis of measurement of segment accounting during the three months ended June 30, 1999.

                                Unaudited


                               PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended June 30, 1999 decreased by $199,000 to $419,000 or 32.2% from net sales of $618,000 for the quarter ended June 30,
1998.   Net Sales by segment were as follows:

                                                Three Months
                                                Ended June 30,


                                   1999                     1998

Precision Molds                 $  104,000             $  139,000
Custom Molding                     238,000                356,000
Finished Ribbons                    77,000                123,000

                                $  419,000             $  618,000

Precision Molds sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the three months ended June 30, 1999, sales decreased approximately $35,000 or
25.2% from the comparable 1998 period.   This decrease in sales is primary
the result of the timing of shipments. The current sales backlog for Athenia is exceptionally strong and Management anticipates that sales for this segment for the 2000 fiscal year will be equal to or greater than those for fiscal 1998.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $118,000 or 33.2%, for the three months ended June 30, 1999 when compared to the similar 1998 period. This decrease is primarily the result of the lower number of cartridge kits molded and sold to outside customers in the ribbon industry which is experiencing a continued and permanent slowdown. Management is making a concentrated effort to increase custom molding contract sales to offset the decreases in cartridge kit sales. Management has stepped up its efforts in direct selling, advertising and trade show exhibits in order to accomplish this and remains hopeful that higher sales levels for custom molded products can be attained.

Finished ribbon cartridge sales decreased approximately $46,000 or 37.4%, to $77,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease in sales for this product segment is primarily the result of a continued shrinking market for impact printer ribbon products which continue to lose market share to the ink jet and laser printers that do not use ribbons. Although increasing sales and attaining true profitability is doubtful for this segment, Management is confident that the ribbons that are produced and sold contribute positively to covering certain fixed overhead, which costs would remain if ribbon
manufacturing were discontinued.   Therefore, it is Management's intention
at this time to continue manufacturing impact printer ribbons.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales increased to 80.4% from 68.8% for the three months ended June 30, 1999 as compared to the similar period of 1998. This increase is primarily the result of the overall lower sales volume but more importantly a less favorable product mix, namely, the lower sales of custom molding which generally carried the highest gross margin, as compared to the total sales volume. Management intends to continue its efforts to increase sales, particularly in custom molding, and to control expenses so as to improve the overall gross margin.

Selling, general and administrative expenses decreased approximately $15,000 to $170,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease is primarily the result of lower commissions paid on sales and lower accounting fees resulting from a renegotiation with our accountants and auditors.

Interest and other income decreased approximately $2,000 to $4,000 for the three months ended June 30, 1999 when compared to the equivalent 1998 period. This decrease is primarily the result of lower interest and dividends earned on the lower invested cash balances.

Interest expense decreased approximately $4,000 to $18,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease is primarily the result of the repayment of net borrowings which occurred throughout the year.

Net Income (loss) for the quarter ended June 30, 1999 was a loss of ($102,000) as compared to a loss of ($9,000) for the three months ended June 30, 1998. This increase in net loss is primarily the result of the lower sales volume in all product segments but particularly in custom molding where the 1999 period provided a loss of ($6,000) as compared to a profit of $35,000 during the similar 1998 period.

COST CUTTING MEASURES THAT WERE IMPLEMENTED

Management will continue its efforts to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. A particular emphasis is being placed on increasing custom molding sales which results in the highest gross profit margins. Absent a weakening in the overall economy or molding industry, Management is hopeful for improved operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of $330,000 at June 30, 1999 as compared to working capital of $437,000 at March 31, 1999. Operations generated a cash loss of approximately ($64,000) for the three months ended June 30, 1999. Additionally, payments of principal on long term debt and capital leases resulted in utilizing cash of ($27,000) netting a total decrease in cash and cash equivalents for the three months ended June 30, 1999 of ($91,000). The Company's cash and cash equivalent position at the end of the period was $367,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. Considering the recent results, Management is evaluating implementing additional cost cutting measures and salary reductions to assist in conserving cash while sales are at this reduced level. A decision is expected to be made shortly.

Management is also evaluating the possibility of raising capital to invest in new products on attempting to align the Company with a strategic partner
who could utilize the Company's capabilities as it moves forward.   The
potential success of accomplishing either of these avenues is not determinable at this time.  Management will continue its efforts to
increase sales and improve cost controls.   Absent any unanticipated
operating expenses or a significant downturn in the overall economy, Management remains hopeful for an improvement in long term operating results.

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

                        PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 1999.

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


                                             BERES INDUSTRIES, INC.
Date:  August 20, 1999                           (Registrant)




                                             /s/ Charles Beres, Jr.

                                        Charles Beres, Jr., President