Form 10QSB
period 1999-09-30
BERES INDUSTRIES INC
filed 1999-11-15
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 6 month period ended September 30, 1999.

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

                         12,411,934 - July 19, 1999

                               Beres Industries, Inc.

                                September 30, 1999
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at September 30, 1999 and March 31, 1999

          Statements of Operations for the Three Months Ended
          September 30, 1999 and 1998

          Statements of Comprehensive Income (Loss) for the Three
          Months Ended September 30, 1999 and 1998

          Statements of Operations for the Six Months Ended
          September 30, 1999 and 1998

          Statements of Comprehensive Income (Loss) for the Six
          Months Ended September 30, 1999 and 1998

          Statement of Changes in Stockholders Equity for the Six Months Ended September 30, 1999

          Statements of Cash Flows for the Six Months Ended
          September 30, 1999 and 1998

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis, Material Changes in Financial Condition and Results of Operations










                              Part I - Item 1

                          BERES INDUSTRIES, INC.
                              BALANCE SHEETS



                                          9/30/99        3/31/99
               ASSETS

Current Assets
  Cash and Cash Equivalents             $   335,000    $  458,000
  Marketable Securities                       4,000         3,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $23,000 and $23,000
     Respectively                           220,000       181,000
  Inventories - Raw Materials                42,000        47,000
              - Work in Process             164,000        37,000
              - Finished Goods               82,000        85,000
  Prepaid Expenses and Other
     Current Assets                           9,000        17,000

     Total Current Assets                   856,000       828,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,718,000 and $4,674,000
  Respectively                            1,220,000     1,264,000

Other Assets                                 48,000        48,000

Net Assets of Discontinued Operations        45,000        45,000

Total Assets                            $ 2,169,000   $ 2,185,000









        Unaudited - See Accompanying Notes to Financial Statements

                               Part I - Item 1

                             BERES INDUSTRIES, INC.
                           BALANCE SHEETS (Continued)

                                          9/30/99         3/31/99
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                             $     84,000     $    83,000
  Current Maturities of Capital
     Lease Obligations                      34,000          34,000
  Accounts Payable and Accrued
     Expenses                              248,000         251,000
  Customer Deposits                        222,000          23,000

     Total Current Liabilities             588,000         391,000

Long-Term Debt - Less Current
  Maturities                               690,000         731,000

Capital Lease Obligations -
  Less Current Maturities                    9,000          23,000

     Total Liabilities                   1,287,000       1,145,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000         248,000
  Capital in Excess of Par Value         3,445,000       3,445,000
  Accumulated Other Comprehensive
    Income (Loss)                            4,000           3,000
  Accumulated Deficit                   (2,645,000)     (2,486,000)
                                         1,052,000       1,210,000
     Less:Common Stock Receivable          170,000         170,000

     Total Stockholders  Equity            882,000       1,040,000

Total Liabilities and Stockholders
     Equity                           $  2,169,000     $ 2,185,000

      Unaudited -See Accompanying Notes to Financial Statements

                             Part I - Item 1

                           BERES INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS

                                        Three Months       Three Months
                                            Ended            Ended
                                           9/30/99            9/30/98

Net Sales                               $   427,000       $   557,000

Costs and Expenses
  Cost of Goods Sold                        314,000           435,000
  Selling, General and
     Administrative Expenses                154,000           155,000

     Total Costs and Expenses               468,000           590,000

Operating Loss                              (41,000)          (33,000)

Other Income (Expenses):
  Interest and Other Income                   3,000            14,000
  Interest Expense                          (19,000)          (19,000)

     Total Other Income (Expenses)- Net     (16,000)           (5,000)

Loss From Continuing
     Operations                             (57,000)          (38,000)
Income (Loss) From Discontinued
     Operations                                 -0-               -0-
Net Loss Applicable
     To Common Shareholders             $   (57,000)      $   (38,000)

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.005)      $    (0.003)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-               -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.005)      $    (0.003)

Number of Shares Outstanding Per Common
  Share-Basic and Diluted Used in Per
  Share Calculation                      12,412,000        12,412,000


        Unaudited - See Accompanying Notes to Financial Statements

                               PART I - ITEM 1

                            BERES INDUSTRIES, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                             Three Months       Three Months
                                                  Ended           Ended
                                                9/30/99            9/30/98

Net Loss Applicable To Common Shareholders    $   (57,000)      $  (38,000)

Other Comprehensive Income (Loss), Net Of Tax:
 Unrealized Holding Gain (Loss) Arising During
 The Period                                          -0-          (11,000)

Net Comprehensive Loss                        $   (57,000)      $ (49,000)































        Unaudited - See Accompanying Notes to Financial Statements

                               Part I - Item 1

                            BERES INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS

                                             Six Months         Six Months
                                                Ended              Ended
                                               9/30/99            9/30/98

Net Sales                               $   846,000           $ 1,175,000

Costs and Expenses
  Cost of Goods Sold                        651,000               861,000
  Selling, General and
     Administrative Expenses                324,000               340,000

     Total Costs and Expenses               975,000             1,201,000

Operating Loss                             (129,000)              (26,000)

Other Income (Expenses):
  Interest and Other Income                   7,000                20,000
  Interest Expense                          (37,000)              (41,000)

     Total Other Income (Expenses)- Net     (30,000)              (21,000)

Loss From Continuing
     Operations                            (159,000)              (47,000)
Income (Loss) From Discontinued
     Operations                                 -0-                  -0-
Net Loss Applicable
     To Common Shareholders             $  (159,000)      $       (47,000)

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.013)      $        (0.004)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                   -0-                 -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.013)      $        (0.004)

Number of Shares Outstanding Per Common
  Share-Basic and Diluted Used in Per
  Share Calculation                      12,412,000            12,412,000

         Unaudited - See Accompanying Notes to Financial Statements

                             PART I - ITEM 1

                          BERES INDUSTRIES, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                Six Months         Six Months
                                                    Ended           Ended
                                                  9/30/99            9/30/98

Net Loss Applicable To Common Shareholders      $  (159,000)     $   (47,000)

Other Comprehensive Income (Loss), Net Of Tax:
 Unrealized Holding Gain (Loss) Arising During
 The Period                                           1,000          (14,000)

Net Comprehensive Loss                         $  (158,000)      $   (61,000)




























                  Unaudited - See Accompanying Notes to Financial Statements

                                      Part I - Item 1

                                  BERES INDUSTRIES, INC.
                        STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999


                                                            Accumulated
                 Common Stock         Capital in              Other                   Common
                                       Excess of         Comprehensive Accumulated    Stock
               Shares     Par Value   Par Value          Income       Deficit       Receivable

Balances -
  April 1, 1999     12,412,000  $ 248,000  $3,445,000   $  3,000    $(2,486,000)  $ (170,000)

Net Loss
  for the Period           -           -           -          -        (159,000)           -

Other Comprehensive
Income, Net Of Tax,
Unrealized Holding
Gain Arising During
The Period                  -          -           -       1,000            -             -

Balances -
 Sept. 30,1999     12,412,000  $ 248,000  $3,445,000  $    4,000   $(2,645,000)    $(170,000)

























             Unaudited - See Accompanying Notes to Financial Statements

                                   Part I - Item 1

                                  BERES INDUSTRIES, INC.
                                 STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                           1999            1998
Cash Flows from Operating Activities:
  Net Loss for the Period               $ (159,000)    $  (47,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     (Used in) Operating Activities:
     Depreciation and Amortization          44,000         54,000
     Decrease in Bad Debt Allowance
       from Continuing Operations              -0-         (8,000)
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade         (39,000)       126,000
       Inventories                        (119,000)        (8,000)
       Prepaid Expenses and Other
         Current Assets                      8,000          8,000
       Other Assets                            -0-          1,000
       Accounts Payable and Accrued
         Expenses                           (3,000)       (75,000)
       Customer Deposits                   199,000          1,000

  Net Cash Provided By (Used In)
     Operating Activities                  (69,000)        52,000

Cash Flows from Investing Activities:
   Aquisitions of Property and
     Equipment                                 -0-            -0-

  Net Cash Provided By (Used in)
     Investing Activities               $      -0-     $      -0-






         Unaudited - See Accompanying Notes to Financial Statements

                                 Part I - Item 1

                              BERES INDUSTRIES, INC.
                        STATEMENTS OF CASH FLOWS (Continued)
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                             1999          1998

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (40,000)    $ (34,000)
  Principal Payments on Capital
     Lease Obligations                     (14,000)      (14,000)

  Net Cash Used in Financing
     Activities                            (54,000)      (48,000)

Net Increase (Decrease) in Cash and Cash
     Equivalents                          (123,000)        4,000
Cash and Cash Equivalents,
     Beginning of Period                   458,000       518,000
Cash and Cash Equivalents,
     End of Period                      $  335,000     $ 522,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash Paid for Interest             $   37,000     $  41,000

     Cash Paid for Income Taxes         $      250     $     250
















            Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item 1

                            BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30,1999

Note 1 -  Basis of Presentation

          The March 31, 1999 balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements and financial information presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnote below was added to disclose required segment information in this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
          Form 10-KSB for the most recent fiscal year ended March 31, 1999.

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





                                      Unaudited


                                   Part I - Item 1

                               BERES INDUSTRIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1999

Note 2 -  Segment Information (Cont d)

          The Precision Molds Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Precision Molds were $4,000 for the three months ended September 30, 1999 as compared to $6,000 for the three months ended September 30, 1998 and were $13,000 for the six months ended September 30, 1999 as compared to $11,000 for the six months ended September 30, 1998.

          Information about the Company's segments is as follows for the three months ended September 30, 1999 and 1998 and for the six months ended September 30, 1999 and 1998:

                         Three Months Ended        Three Months Ended
                           Sept. 30, 1999            Sept. 30, 1998
                                  Operating                  Operating
     Segment             Sales  Income(Losses)      Sales   Income(Losses)
Precision Molds         $137,000  $ (33,000)       $ 187,000   $ (28,000)
Custom Molding           236,000     21,000          308,000      27,000
Finished Ribbons          54,000    (29,000)          62,000     (32,000)
Discontinued Operation       -0-        -0-              -0-         -0-
       Totals           $427,000  $ (41,000)       $ 557,000   $ (33,000)


                           Six Months Ended          Six Months Ended
                           Sept. 30, 1999             Sept. 30, 1998
                                  Operating                   Operating
     Segment             Sales  Income(Losses)      Sales   Income(Losses)
Precision Molds         $241,000  $ (77,000)      $  327,000   $ (34,000)
Custom Molding           474,000     14,000          663,000      61,000
Finished Ribbons         131,000    (66,000)         185,000     (53,000)
Discontinued Operation       -0-        -0-              -0-         -0-
       Totals           $846,000  $(129,000)      $1,175,000   $ (26,000)


                                    Unaudited

                              Part I - Item 1

                            BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999

Note 2 -  Segment Information (Cont d)

          Reconciliation of Segment Operating Income (Losses) to Total Company Net Loss for the Three Months Ended September 30, 1999 and 1998 and for the Six Months Ended September 30, 1999 and 1998:
                                    Three Months Ended Three Months Ended
                                       Sept. 30, 1999     Sept. 30, 1998
Total Segment Operating Income (Losses)  $ (41,000)          $  (33,000)
Interest Expense                           (19,000)             (19,000)
Interest and Other Income                    3,000               14,000
     Net Loss                            $ (57,000)          $  (38,000)


                                      Six Months Ended   Six Months Ended
                                       Sept. 30, 1999     Sept. 30, 1998
Total Segment Operating Income (Losses)  $(129,000)          $ (26,000)
Interest Expense                           (37,000)            (41,000)
Interest and Other Income                    7,000              20,000
     Net Loss                            $(159,000)          $ (47,000)


          As of the last annual report (Form 10-KSB) as of March 31, 1999, there have been no material changes in total assets during the six months ended September 30, 1999 and there have been no material changes in the basis of measurement of segment accounting during the six months ended September 30, 1999.








                               Unaudited
                               PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the six months and three months ended September 30, 1999 decreased by $329,000 or 28.0% and $130,000 or 23.3% from the respective 1998 periods. Net Sales by segment were as follows:

                          Six Months                 Three Months
                      Ended September 30,        Ended September 30,

                          1999       1998          1999         1998

Precision Molds       $  241,000  $  327,000   $  137,000  $  187,000
Custom Molding           474,000     663,000      236,000     308,000
Finished Ribbons         131,000     185,000       54,000      62,000

                      $  846,000  $1,175,000   $  427,000  $  557,000

Precision Molds sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months and three months ended September 30, 1999, sales for this segment decreased $86,000 or 26.3% and $50,000
or 26.7% from the respective 1998 periods.   These decreases are
primarily the result of the time required to build various tools and the timing of shipments. The current backlog for this product area is exceptionally strong and Management anticipates that precision mold sales for the current fiscal year will be approximately the same as those for the fiscal year ended March 31, 1999.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $189,000 or 28.5% and $72,000 or 23.4% for the six months and three months ended September 30, 1999 as compared to the respective 1998 periods. These decreases are primarily the result of the lower levels of ribbon cartridges molded for customers in the ribbon industry which continues to suffer significant decreases as impact ribbons disappear from the market. Management will continue to make a concentrated effort to increase sales of custom contract molded product in this segment to replace impact ribbon cartridge kit sales. The Company will continue its efforts of exhibiting at various industry trade shows to generate leads for new business. Management remains hopeful that these efforts will result in increased sales for the custom molding product segment.

Finished ribbon cartridge sales decreased approximately $54,000 or 29.2% and $8,000 or 12.9% for the six months and three months ended September 30, 1999 as compared to the six month three month periods ended September 30, 1998. These decreases in sales for this product segment are primarily the result of a continued shrinking market for impact printer ribbon products which continue to lose market share to the ink jet and laser printers that do not use ribbons. Although increasing sales and attaining true profitability is doubtful for this segment, Management is confident that the ribbon products that are produced and sold contribute positively to covering certain fixed overhead, which costs would remain if ribbon manufacturing
were discontinued.   Therefore, it is Management's intention at this
time to continue manufacturing impact printer ribbons.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales increased to 76.9% from 73.3% for the six months ended September 30, 1999 when compared to the similar 1998 period. Cost of sales decreased to 73.5% from 78.1% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. These variations are primarily the result of product mix.

Selling, general and administrative expenses decreased approximately $16,000 and $1,000 for the six month and three month periods ended
September 30, 1999 as compared to the similar 1998 periods.   These
decreases are primarily the result of lower commissions paid on the decreased sales volume in addition to a reduction in certain expenses directly resulting from cost cutting measures.

Interest and other income decreased approximately $13,000 and $11,000 for the six months and three months ended September 30, 1999 as compared to the six months and three months ended September 30, 1998. These decreases are primarily the result of lower interest and dividends earned on the lower invested cash balances.

Interest expense decreased approximately $4,000 for the six months ended September 30, 1999 as compared to the similar 1998 period. For the three months ended September 30, 1999, interest expense remained approximately the same as that for the three months ended September 30, 1998 at $19,000. The overall decrease is primarily the result of the repayment of net borrowings. During the three month period, the Company borrowed approximately $8,000 to purchase
an automobile which was at the end of its lease.   The interest
incurred on this borrowing caused the overall interest expense to remain unchanged during this period.

Net Income (loss) for the six months ended September 30, 1999 increased to($159,000)from a net loss of ($47,000) for the comparable 1998 period. For the three months ended September 30, 1999, the Company posted a net loss of ($57,000) as compared to a net loss of ($38,000) for the three months ended September 30, 1998. The increase in loss is mainly attributed to the lower sales volume and the nature of certain fixed operating expenses. The reduction in loss during the most recent three months is the result of a more favorable product mix.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales. Additional cost
cutting measures are being evaluated.   Absent a downturn in the
overall economy, Management remains hopeful for an improvement in long term operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of $268,000 at September 30, 1999 as compared to working capital of $437,000 at March 31, 1999. Operations generated a net cash loss of ($69,000) for the six months ended September 30, 1999. Approximately ($64,000) of the ($69,000) operating net cash loss occurred during the first three months of that period. Additionally, payments of principal on long term debt and capital leases resulted in utilizing cash of ($54,000) netting a total decrease in cash and cash equivalents of approximately ($123,000). The Company's cash and cash equivalent position at the end of the period was $335,000.

The Company intends to continue operating under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. Reviewing these most recent results, Management is evaluating implementing further cost cutting measures and voluntary salary reductions to conserve cash and decrease the net loss while sales are at these reduced levels.

Management continues to evaluate the possibility of raising capital to invest in new products or attempting to seek out a strategic partner who could utilize the Company's capabilities. The potential success of accomplishing either of these avenues is not determinable at this time. Management will continue its efforts to increase
sales and improve cost controls.   Absent any unanticipated
operating expenses or a significant downturn in the overall economy, Management remains hopeful for an improvement in long term operating results.

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


                                        BERES INDUSTRIES, INC.
Date:  November 15, 1999                    (Registrant)




                                        /s/ Charles Beres, Jr.
                                   Charles Beres, Jr., President