Form 10QSB
period 1999-12-31
BERES INDUSTRIES INC
filed 2000-02-14
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 9 month period ended December 31, 1999

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

                 12,411,934 - February 1, 2000


                          Beres Industries, Inc.

                             December 31, 1999
                                Form 10-QSB

                                   Index

Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at December 31, 1999 and March 31, 1999

          Statements of Operations for the Three Months Ended
          December 31, 1999 and 1998

          Statements of Comprehensive Income (Loss) for the Three
          Months Ended December 31, 1999 and 1998

          Statements of Operations for the Nine Months Ended
          December 31, 1999 and 1998

          Statements of Comprehensive Income (Loss) for the Nine
          Months Ended December 31, 1999 and 1998

          Statement of Changes in Stockholders Equity for the Nine Months Ended December 31, 1999

          Statements of Cash Flows for the Nine Months Ended
          December 31, 1999 and 1998

          Notes to Financial Statements

Item 2. Management s Discussion and Analysis, Material Changes in Financial Condition and Results of Operations










                              Part I - Item 1

                          BERES INDUSTRIES, INC.
                              BALANCE SHEETS



                                          12/31/99       3/31/99
               ASSETS

Current Assets
  Cash and Cash Equivalents             $   282,000    $  458,000
  Marketable Securities                       6,000         3,000
  Accounts Receivable - Trade:
     Less Allowance for Doubtful
     Accounts of $23,000 and $23,000
     Respectively                           171,000       181,000
  Inventories - Raw Materials                41,000        47,000
              - Work in Process             139,000        37,000
              - Finished Goods               91,000        85,000
  Prepaid Expenses and Other
     Current Assets                           8,000        17,000

     Total Current Assets                   738,000       828,000

Property, Plant and Equipment - Less
  Accumulated Depreciation of
  $4,740,000 and $4,674,000
  Respectively                            1,198,000     1,264,000

Other Assets                                 48,000        48,000

Net Assets of Discontinued Operations        45,000        45,000

Total Assets                            $ 2,029,000   $ 2,185,000






        Unaudited - See Accompanying Notes to Financial Statements


                               Part I - Item 1

                             BERES INDUSTRIES, INC.
                           BALANCE SHEETS (Continued)

                                         12/31/99         3/31/99
  LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
  Current Maturities of Long-Term
     Debt                             $     84,000     $    83,000
  Current Maturities of Capital
     Lease Obligations                      33,000          34,000
  Accounts Payable and Accrued
     Expenses                              228,000         251,000
  Customer Deposits                        139,000          23,000

     Total Current Liabilities             484,000         391,000

Long-Term Debt - Less Current
  Maturities                               671,000         731,000

Capital Lease Obligations -
  Less Current Maturities                      -0-          23,000

     Total Liabilities                   1,155,000       1,145,000

Stockholders  Equity
  Common Stock - Par Value $0.02 Per
     Share:
       Authorized 21,000,000 Shares
       Issued and Outstanding -
       12,412,000 Shares                   248,000         248,000
  Capital in Excess of Par Value         3,445,000       3,445,000
  Accumulated Other Comprehensive
    Income (Loss)                            6,000           3,000
  Accumulated Deficit                   (2,655,000)     (2,486,000)
                                         1,044,000       1,210,000
     Less:Common Stock Receivable          170,000         170,000

     Total Stockholders  Equity            874,000       1,040,000

Total Liabilities and Stockholders
     Equity                           $  2,029,000     $ 2,185,000

        Unaudited -See Accompanying Notes to Financial Statements


                                Part I - Item 1

                              BERES INDUSTRIES, INC.
                             STATEMENTS OF OPERATIONS

                                        Three Months       Three Months
                                            Ended            Ended
                                           12/31/99           12/31/98

Net Sales                               $   524,000       $   402,000

Costs and Expenses
  Cost of Goods Sold                        357,000           335,000
  Selling, General and
     Administrative Expenses                162,000           158,000

     Total Costs and Expenses               519,000           493,000

Operating Income (Loss)                       5,000           (91,000)

Other Income (Expenses):
  Interest and Other Income                   3,000             9,000
  Interest Expense                          (18,000)          (19,000)

     Total Other Income (Expenses)- Net     (15,000)          (10,000)

Loss From Continuing
     Operations                             (10,000)         (101,000)
Income (Loss) From Discontinued
     Operations                                 -0-               -0-
Net Loss Applicable
     To Common Shareholders             $   (10,000)      $  (101,000)

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                  $    (0.001)      $    (0.008)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                  -0-               -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                  $    (0.001)      $    (0.008)

Number of Shares Outstanding Per Common
  Share-Basic and Diluted Used in Per
  Share Calculation                      12,412,000        12,412,000


Unaudited - See Accompanying Notes to Financial Statements

                              PART I - ITEM 1

                           BERES INDUSTRIES, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                             Three Months       Three Months
                                                  Ended           Ended
                                               12/31/99           12/31/98

Net Loss Applicable To Common Shareholders     $  (10,000)      $ (101,000)

Other Comprehensive Income (Loss), Net Of Tax:
 Unrealized Holding Gain (Loss) Arising During
 The Period                                         2,000           (4,000)

Net Comprehensive Loss                         $   (8,000)      $ (105,000)
























Unaudited - See Accompanying Notes to Financial Statements

                             Part I - Item 1

                           BERES INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS

                                            Nine Months         Nine Months
                                                Ended                 Ended
                                              12/31/99           12/31/98

Net Sales                                    $ 1,370,000       $ 1,577,000

Costs and Expenses
  Cost of Goods Sold                           1,008,000         1,196,000
  Selling, General and
     Administrative Expenses                     486,000           498,000

     Total Costs and Expenses                  1,494,000         1,694,000

Operating Loss                                  (124,000)         (117,000)

Other Income (Expenses):
  Interest and Other Income                       10,000            29,000
  Interest Expense                               (55,000)          (60,000)

     Total Other Income (Expenses)- Net          (45,000)          (31,000)

Loss From Continuing
     Operations                                 (169,000)         (148,000)
Income (Loss) From Discontinued
     Operations                                      -0-               -0-
Net Loss Applicable
     To Common Shareholders                  $  (169,000)      $  (148,000)

Loss Per Common Share Outstanding
   Loss From Continuing Operations
     Applicable Per Common Share-
     Basic and Diluted                       $    (0.014)      $    (0.012)
   Income (Loss) From Discontinued
     Operations Applicable Per Common
     Share - Basic and Diluted                       -0-               -0-

   Net Loss Applicable Per Common Share-
     Basic and Diluted                       $    (0.014)      $    (0.012)

Number of Shares Outstanding Per Common
  Share-Basic and Diluted Used in Per
  Share Calculation                           12,412,000        12,412,000

Unaudited - See Accompanying Notes to Financial Statements


                                   PART I - ITEM 1

                                  BERES INDUSTRIES, INC.
                          STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                 12/31/99           12/31/98

Net Loss Applicable To Common Shareholders       $  (169,000)     $  (148,000)

Other Comprehensive Income (Loss), Net Of Tax:
 Unrealized Holding Gain (Loss) Arising During
 The Period                                            3,000          (18,000)

Net Comprehensive Loss                           $  (166,000)     $  (166,000)





















Unaudited - See Accompanying Notes to Financial Statements

                           Part I - Item 1

                           BERES INDUSTRIES, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 1999


                                                        Accumulated
                      Common Stock         Capital in     Other                    Common
                                           Excess of  Comprehensive   Accumulated  Stock
                    Shares     Par Value   Par Value     Income         Deficit   Receivable
Balances -
  April 1, 1999     12,412,000  $ 248,000  $3,445,000   $  3,000    $(2,486,000)  $ (170,000)

Net Loss
  for the Period             -           -           -          -      (169,000)           -

Other Comprehensive
Income, Net Of Tax,
Unrealized Holding
Gain Arising During
The Period                   -          -           -       3,000            -             -

Balances -
 Dec. 31, 1999     12,412,000  $ 248,000  $3,445,000  $    6,000   $(2,655,000)    $(170,000)



















Unaudited - See Accompanying Notes to Financial Statements

                           Part I - Item 1

                        BERES INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                           1999            1998
Cash Flows from Operating Activities:
  Net Loss for the Period               $ (169,000)    $ (148,000)
  Adjustments to Reconcile Net
     Loss to Net Cash Provided by
     (Used in) Operating Activities:
     Depreciation and Amortization          66,000         82,000
     Decrease in Bad Debt Allowance
       from Continuing Operations              -0-         (8,000)
  Changes in Operating Assets and
     Liabilities:
       Accounts Receivable - Trade          10,000        205,000
       Inventories                        (102,000)       (74,000)
       Prepaid Expenses and Other
         Current Assets                      9,000          3,000
       Other Assets                            -0-          2,000
       Accounts Payable and Accrued
         Expenses                          (23,000)       (93,000)
       Customer Deposits                   116,000         88,000

  Net Cash Provided By (Used In)
     Operating Activities                  (93,000)        57,000

Cash Flows from Investing Activities:
   Aquisitions of Property and
     Equipment                                 -0-            -0-

  Net Cash Provided By (Used in)
     Investing Activities               $      -0-     $      -0-









Unaudited - See Accompanying Notes to Financial Statements

                               Part I - Item 1

                            BERES INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS (Continued)
               FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                             1999          1998

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt  $  (59,000)    $ (51,000)
  Principal Payments on Capital
     Lease Obligations                     (24,000)      (23,000)

  Net Cash Used in Financing
     Activities                            (83,000)      (74,000)

Net Decrease in Cash and Cash
     Equivalents                          (176,000)      (17,000)
Cash and Cash Equivalents,
     Beginning of Period                   458,000       518,000
Cash and Cash Equivalents,
     End of Period                      $  282,000     $ 501,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash Paid for Interest             $   55,000     $  60,000

     Cash Paid for Income Taxes         $      250     $     250












Unaudited - See Accompanying Notes to Financial Statements

                              Part I - Item 1

                           BERES INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31,1999

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

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnote below was added to disclose required segment information in the reporting periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s
          Form 10-KSB for the most recent fiscal year ended March 31, 1999.

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





                                     Unaudited


                                 Part I - Item 1

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 2 -  Segment Information (Cont d)

          The Precision Molds Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Precision Molds were $2,000 for the three months ended December 31, 1999 as compared to $4,000 for the three months ended December 31, 1998 and were $16,000 for the nine months ended December 31, 1999 as compared to $15,000 for the nine months ended December 31, 1998.

          Information about the Company s segments is as follows for the three months ended December 31, 1999 and 1998 and for the nine months ended December 31, 1999 and 1998:

                         Three Months Ended        Three Months Ended
                           Dec. 31, 1999             Dec. 31, 1998
                                  Operating                  Operating
     Segment             Sales  Income(Losses)      Sales   Income(Losses)
Precision Molds         $252,000  $   1,000       $ 117,000   $  (32,000)
Custom Molding           220,000     32,000         222,000      (22,000)
Finished Ribbons          52,000    (28,000)         63,000      (37,000)
Discontinued Operation       -0-        -0-             -0-          -0-
       Totals           $524,000  $   5,000       $ 402,000   $  (91,000)


                         Nine Months Ended           Nine Months Ended
                           Dec. 31, 1999               Dec. 31, 1998
                                  Operating                   Operating
     Segment             Sales  Income(Losses)      Sales   Income(Losses)
Precision Molds       $  493,000  $ (80,000)      $  444,000   $ (67,000)
Custom Molding           693,000     49,000          887,000      39,000
Finished Ribbons         184,000    (93,000)         246,000     (89,000)
Discontinued Operation       -0-        -0-              -0-         -0-
       Totals         $1,370,000  $(124,000)      $1,577,000   $(117,000)


                                   Unaudited

                              Part I - Item 1

                            BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1999

Note 2 -  Segment Information (Cont d)

          Reconciliation of Segment Operating Income (Losses) to Total Company Net Loss for the Three Months Ended December 31, 1999 and 1998 and for the Nine Months Ended December 31, 1999 and 1998:
                                    Three Months Ended Three Months Ended
                                       Dec. 31, 1999      Dec. 31, 1998
Total Segment Operating Income (Losses)  $   5,000           $  (91,000)
Interest Expense                           (18,000)             (19,000)
Interest and Other Income                    3,000                9,000
     Net Loss                            $ (10,000)          $ (101,000)


                                      Nine Months Ended   Nine Months Ended
                                       Dec. 30, 1999       Dec. 30, 1998
Total Segment Operating Income (Losses)  $(124,000)          $(117,000)
Interest Expense                           (55,000)            (60,000)
Interest and Other Income                   10,000              29,000
     Net Loss                            $(169,000)          $(148,000)


          As of the last annual report (Form 10-KSB) as of March 31, 1999, there have been no material changes in total assets during the nine months ended December 31, 1999 and there have been no material changes in the basis of measurement of segment accounting during the nine months ended December 31, 1999.











                              Unaudited

PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the nine months ended December 31, 1999 decreased by $207,000 or 13.1% from the respective 1998 period. For the three months ended December 31, 1999, Net Sales increased $122,000 or 30.4% to $524,000 from $402,000 for the three months ended December 31, 1999. Net Sales by segment were as follows:

                         Nine Months          Three Months
                       Ended December 31,     Ended December 31,

                       1999       1998        1999         1998

Precision Molds     $  493,000  $  444,000  $  252,000  $ 117,000
Custom Molding         693,000     886,000     220,000    222,000
Finished Ribbons       184,000     247,000      52,000     63,000
                    $1,370,000  $1,577,000  $  524,000  $ 402,000

Precision Mold's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months and three months ended December 31, 1999, precision mold sales increased approximately $49,000 or 11%
and $135,000 or 115.4% from the similar periods of 1998.   These
increases in sales for this product segment are primarily the result of an increase in demand and backlog for precision molds. The current backlog remains at an increased level and it is anticipated that sales for this segment for fiscal 2000 will exceed those of fiscal 1999.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry as well as the sale of custom molded contract products to plastic product manufacturers. Sales for this segment decreased approximately $193,000 or 21.8% and $2,000 or 1.0% for the nine months and three months ended December 31, 1999 when compared to the nine months and three months ended December 31, 1998. These decreases are primarily the result of the reduced levels of ribbon cartridge kits molded and sold to customers in the depressed ribbon industry as well as the slowdown experienced
by one particular custom molding customer.   Management intends to
step up its marketing efforts in the custom molding area and remains hopeful that this will lead to increased sales for this product segment.

Finished ribbon cartridge sales decreased approximately $63,000 or 26.0% and $11,000 or 17.5% for the nine months and three months ended December 31, 1999 as compared to their respective 1998 periods. These continuing decreases are primarily the result of the continued shrinking of the ribbon industry due to effect of laser and inkjet printers on impact ribbon printers. Although increasing sales and attaining true profitability is doubtful for this segment, Management is confident that the ribbon products that are produced and sold contribute positively to covering certain fixed overhead, which costs would remain if ribbon manufacturing were discontinued. Therefore, it is Management's intention at this time to continue manufacturing impact printer ribbons.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales were 73.6% and 68.1% for the nine months and three months ended December 31, 1999 when compared to the 75.8% and 83.3% for the respective periods of 1998. These improvements in the cost of goods percentages are primarily the result of a more favorable product mix, namely, the higher percentage of total sales attributed to precision molds which produced a higher gross margin than usual along with a mix of very profitable custom molding jobs despite the lower sales volume.

Selling, general and administrative expenses decreased approximately $12,000 to $486,000 for the nine months ended December 31, 1999 when
compared to the similar 1998 period.   For the three months ended
December 31, 1999, selling general and administrative expenses increased approximately $4,000 to $167,000 when compared to the
three months ended December 31, 1998.   These changes in the year to
year figures of approximately 2% are not attributable to any individual expense but rather the net result of certain expenses increasing and others decreasing.

Interest and other income decreased approximately $19,000 and $6,000 for the nine months and three months ended December 31, 1999 when compared to their respective 1998 periods. These decreases are primarily the result of lower interest earned on the reduced cash balances during the most recent year.

Interest expense decreased approximately $5,000 and $1,000 for the nine months and three months ended December 31, 1999 as compared to the nine months and three months ended December 31, 1998. These decreases represent lower interest costs as a result of the repayment of debt which occurred during the periods.

Net Income (loss) for the nine months ended December 31, 1999 was ($169,000) as compared to($148,000) for the similar 1998 period. For the three months ended December 31, 1999, the Company had a net loss of ($10,000) as compared to a net loss of ($101,000) for the three months ended December 31, 1998. The decrease in loss for the most recent three month period is primarily the result of the increase in gross profit on the higher sales of precision molds. The increase in loss for the most recent nine month period is primarily the result of the lower sales volume and the nature of certain fixed expenses.

Management is continuing to monitor the performance of all segments with an emphasis on attempting to increase sales and improve cost controls. Management is hopeful for an improvement in long term operating results.

MATERIAL CHANGES IN FINANCIAL POSITION

The principal change in financial position during the nine months ended December 31, 1999, was a decrease in working capital of approximately $183,000 to $254,000. During this same period, operations used cash of ($93,000). During the nine month period ended December 31, 1999, the Company made principal payments on long-term debt and capital leases of approximately ($83,000) resulting in a net decreases in cash and cash equivalents of ($176,000). As of December 31, 1999. the Company's cash position was $282,000.

As mentioned in prior filings, the Company has for some time been evaluating the possibility of raising capital to invest in new products or attempting to align the Company with a strategic partner who could utilize the Company's capabilities as it moves forward in order to reverse downward sales trends. As announced recently, the Company has entered into a Stock Purchase Agreement with an investment group headed by Joel Schonfeld, a New York Financier. (See Part II, Item 5, "Other Information") If the Private Placement is successfully completed and the contemplated transaction closes, it is the intention of the Company to phase out of its existing operations other than precision molds and certain limited custom injection molding contracts, and purchase the equipment and tooling necessary to manufacture a proprietary product line that will consist of five gallon plastic pails for the paint, chemical, and food service markets. Although this is a competitive market, Management is confident in its ability to successfully manufacture this product and believes that through contacts established by the investment group, sufficient sales will be attained to warrant this investment.

Due to the fact that the potential success of accomplishing the above mentioned transition is not determinable at this time, it is Management's intention to continue its efforts to increase sales and improve cost controls. The Company will continue to operate under the assumption that no significant new financing will be available. Scheduled obligations are expected to be met by operating cash flows. Absent any unanticipated operating expenses or a significant downturn in the overall economy, Management is hopeful for an improvement in long-term operating results.

Year 2000 Issue

          The Company's operations transitioned the Year 2000 roll over without any significant interruption of operations.

FORWARD LOOKING STATEMENTS

     The preceding Management's Discussion and Analysis contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks, outlooks for operating results. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

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

                    None

Item 3    Default Upon Senior Securities:

                    None

Item 4    Submission of Matters to a Vote of Security Holders:

                    None

Item 5    Other Information:

               On October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership ("BAP"). In January, 2000, the Stock Purchase Agreement was amended to convert the proposed Private Placement from the purchase of equity to the purchase of convertible debt.

               The Stock Purchase Agreement, as amended, provides for the issuance of a minimum of $500,000, and a maximum of $1,000,000 of 9% Convertible Subordinated Promissory Notes (the "Notes"), together with the issuance of 6,000,000 shares of the Company's restricted, unregistered shares, to BAP, upon completion of the minimum amount of the Private Placement. As soon as possible after completion of the Private Placement, the Company shall present to its Shareholders a proposal to reverse split the Company's outstanding shares on a four to one basis. Immediately following approval of the reverse split, there shall be issued to BAP, an additional 4,900,400 post reverse split shares, and the Notes shall become convertible into one share of post reverse split common stock, for each $.50 of the principal amount of the Notes being tendered for conversion. Upon completion of the minimum amount of the Private Placement, three representatives of BAP shall be named to the Company's Board of Directors, thereby effecting a change of control to BAP.

               At present, the Private Placement has commenced, and the Company is awaiting receipt of the minimum amount of the Private
Placement.

Item 6    Exhibits and Reports on Form 8-K:

                    None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BERES INDUSTRIES, INC.
Date:  February 14, 2000          (Registrant)


                                    /s/ Charles Beres, Jr.
                               Charles Beres, Jr., President