Form 10KSB
period 2000-03-31
BERES INDUSTRIES INC
filed 2000-07-17
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

   For the Fiscal Year Ended March 31, 2000 Commission File Number 0-14840

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

The issuer's revenues for its most recent fiscal year were $2,063.000.





The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $756,138 on July 12, 2000 based on the last available bid quotation ($.07) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on July 13, 2000 was 17,822,934, including the pending issuance of 6,000,000 shares to certain partners of Beres Acquisition Partnership. (See "Certain Transactions," below).

Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business:

                     General Development of Business.

     Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly-owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc.("Supply Dynamics") were incorporated in the State of New
Jersey on July 27, 1976 and October 11, 1983, respectively.   As of
Beres' March 31, 1998 fiscal year end, Athenia was merged into Beres and as of Beres' March 31, 1999 fiscal year end, Supply Dynamics was merged into Beres. The foregoing mergers eliminated Beres' subsidiaries and combined all operations into the parent company. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as the "Beres" or the "Company"). As described below, the Company is presently conducting a private placement (the "Private Placement") pursuant to which the Company is raising the funds necessary to finance establishment of a new product line consisting of the manufacture of plastic five gallon pails. Presuming the Private Placement is successfully completed, the Company shall continue operating its Athenia Plastic Mold Division and shall,other than with respect to certain customers, phase out its present injection molding operations.

     A description of the Company's existing mold production and injection molding operations, is set forth below.

                     Production of Molds by Athenia

     At present, Beres operates its Athenia Plastic Mold division. The molds produced by Athenia are of high quality steel which is hardened to resist distortion and wear. In the molding process, the two halves of the mold, the cavity and the cores, are pressed together to form a space of the shape and dimension of the plastic product or part. As the plastic mass hardens, the molds are separated and the finished part is removed. There exist many different methods of producing plastic parts, all of which require molds similar to those made by Athenia. Production may be by such methods as compression, transfer, injection, hand, semi-automatic and automatic molding. Within these classifications there are numerous subclassifications and combinations of the major technology.


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

     Production of a mold begins with the customer's parts drawings and specifications of a new mold. Athenia quotes prices for the design and manufacture of the mold based on the detail and the degree of complexity of the customer's specifications. The mold is then designed and engineered by Athenia's design department for approval by the customer. Upon customer approval, the design is then executed by Athenia's mold makers, who are highly skilled tool and die makers. Each mold produced by Athenia is made with precision machinery and requires many separate operations involving lathe turning, milling, drilling, jig boring, electrical discharge machinery, duplicating, heat treating, grinding, polishing and chrome plating. If a customer reorders a previously produced mold, Athenia must repeat all stages of the described process, except for layout and design. The production of molds, from design through manufacture, is primarily performed by Athenia employees, including
designers, engineers, and tool and die makers.    Presuming the
Company successfully completes the within Private Placement, the Company's primary business objective shall be operation of a manufacturing plant for the production of plastic containers. The Company shall, however, continue to operate its Athenia Plastic Mold division, provided the division is able to generate sales on a profitable basis.

Injection Molding Operation

     Beres' Supply Dynamics division is presently capable of producing custom plastic injection-molded parts for use in the manufacture of a product line consisting primarily of cartridges and spools for ribbon supplies. The cartridges and spools manufactured by Supply Dynamics are primarily used by the computer printer market and are designed to accept ribbons for use on various computer and word processing printers, electronic typewriters, point of sale terminals and various other printing devices. Supply Dynamics also manufactures other custom molded parts, as requested by its customer base. Presuming the Company successfully completes its Private Placement, it is Company management's intention to phase out certain custom molding product lines, and replace those operations with the manufacture of five gallon plastic pails. This phase out shall be completed in a manner so that existing customers, whose product lines shall not be retained, shall be inconvenienced as little as possible. Company management intends to provide such customers with sufficient notice and inventory, so as to enable customers to obtain alternate sources of supply.

                       PROPOSED BUSINESS EXPANSION

     Presuming the Company raises sufficient funds through its Private Placement, the Company intends to acquire the equipment necessary to manufacture five gallon industrial plastic containers, for sale to the chemical, paint, adhesive, joint compound and food industries.

Acquisition of New Equipment

     In order to manufacture the plastic containers, it will be necessary for the Company to acquire new manufacturing equipment (the "New Equipment"). Company management anticipates that it will acquire up to six (6) injection molding machines, various associated feeders, conveyors and chillers, silos for resin storage, and miscellaneous palletizing, shrink wrapping and warehousing equipment. Company management shall also acquire the tools (molds) necessary to manufacture the containers and lids, as well as the equipment necessary to print labelling information on the containers, together with associated conveyor, feeding and stacking equipment.

     Present estimates for total New Equipment acquisition costs, are $3,600,000. Funds for acquisition of the New Equipment shall be obtained through the Company's pending Private Placement and through equipment leases and/or debt financing. (See "Certain Relationships and Related Transactions" as to the present status of the Private Placement)

Proposed Manufacturing Operation

     The containers to be manufactured and sold by the Company shall consist of 5-gallon plain and printed plastic containers, including a short 5-gallon container for joint compound. The containers to be manufactured by the Company are in common use throughout industry. Company management expects some seasonality with respect to sales, for products such as driveway sealer, paint, and joint sealer. The Company intends to employ "just in time" inventory and manufacturing procedures.

Description of the Manufacturing Process

     Plastic container manufacturing is a process that has evolved over the last twenty-five years into a reliable and predictable process. The Company intends to utilize state of the art injection molding machinery. The Company's choice of equipment shall be based upon price, performance, and availability of financing. Upon receipt of proceeds for the maximum amount of the offering, the Company will seek to acquire, via lease or debt financing, four 720-ton presses to manufacture pails, equipped with state of the art hydraulic and electronic control systems to deliver reliability, precision and high productivity. This equipment will be coupled with two 500-ton injection-molding machines to produce
covers.    In the event that less than the maximum proceeds and
financing are received, the amount of equipment to be obtained by the Company, may have to be reduced.

     The pail and cover molds that are mounted into the above presses are single cavity pail molds and dual cavity lid molds that are manufactured from custom forged, pre-hardened P-20 tool steel. The above equipment configuration will allow the Company to produce, assuming 24 hour, seven day per week operations, in excess of six million containers per year.

     The manufacturing process consists of pelletized high-density polyethylene resin that is melted and forced under high pressure by the screw in the injection molding press into the container mold. Chilled water is then circulated through the mold, cooling the part and allowing the mold to be opened and the part ejected. The estimated cycle time for the pail mold is 20 seconds per cycle, and for the cover mold, 20 seconds per cycle. The pail and/or lid then enter a conveyor system that shall deliver them to the stacking area where handles will be inserted on the pails and fittings, if necessary, are inserted in the covers. Containers and lids shall be manufactured in a variety of colors to suit the customer's specifications. Other containers shall be sent to the printing department to be offset printed with up to four colors per design possible. The printing process shall be accomplished utilizing a Kase four-color pail printer with an ultraviolet on mandrel curing system. Pails shall be fed into the printer by an automatic stacker and pail-feeder. The containers shall then be discharged from the printer onto a conveyor and into an automatic restacker in preparation for shrink-wrapping and palletization.

     After quality control, testing and inspection, all lids and pails are stretched wrapped and palletized for shipment by truck or rail to the customers.

     Company management believes that its existing plant facility, located in Lakewood, New Jersey, is more than adequate for installation of the new manufacturing equipment and related warehousing/office needs. In the event sales should increase beyond the facility's present capacity, there is additional undeveloped property available for expansion of Beres' present facility. The Company is not aware of any environmental considerations or issues beyond those with which the Company must comply for its present operations.

Sources and Availability of Raw Materials

     The Company's primary raw material will be plastic resin, which is a commodity item, and readily available on the open market. Other raw material items include colorant, packaging, handles, gaskets and fittings, all of which are available from multiple suppliers.

Competition

     The plastic container business is well developed with a number of national and regional manufacturers in existence. The industry is price and service driven. In order to successfully enter this industry, the Company shall be required to develop a customer base, and to manufacture and sell product on a profitable basis.
Company management intends to apply its prior experience in the injection molding industry to its new operations and is optimistic, presuming the maximum amount of the Private Placement is completed, that manufacture and production of the containers will be successfully commenced. The Company's future profitability will, however, be dependent upon successfully competing with existing competitors, on a price and service basis.

Marketing and Sales

     The Company will employ the services of independent, outside sales representatives on a commission basis as part of its overall marketing and sales efforts. The Company will utilize various techniques in marketing its products, including but not limited to, direct customer contact, direct mail, advertising and attendance at trade shows. The Company believes that there is a large market for the plastic containers it intends to manufacture, and that it can capitalize on the contacts and good-will developed by BAP in the container industry, towards development of sales for the Company. (See below, "Certain Transactions").

Customers

     Insofar as sales of the Company's proposed new product line have not commenced, there is no concentration of sales with any particular customers. Likewise, other than orders still remaining from the Company's present operations, there is no backlog of orders. However, Company management expects that pail customers shall be originated through existing contacts established through the BAP acquisition group which has recently acquired an interest in the Company. (See "Certain Relationships and Related Transactions").


Patents and Trademarks

     Patents and trademarks do exist in the plastic container industry and will be considered throughout the product design and development process. Appropriate licenses will be negotiated, as required, prior to commencement of sales and manufacture.

Employees

     The Company presently employs 30 persons in its manufacturing
operations.   At such time as production of the Company's new
product line commences, the Company anticipates that its total number of employees shall increase to approximately 50. The Company considers its relationship with its employees to be good.

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

Item 3.  Legal Proceedings:

     During the fiscal year ended March 31, 2000, there were no material legal proceedings which the Company is required to report.

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

     The past performance of Beres' Common Stock is not necessarily indicative of future performance.


                              1997

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .075         $ .07
               2nd Qtr             $ .10          $ .04
               3rd Qtr             $ .10          $ .10
               4th Qtr             $ .08          $ .04


                              1998

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .06          $ .04
               2nd Qtr             $ .125         $ .045
               3rd Qtr             $ .075         $ .0525
               4th Qtr             $ .075         $ .075

                              1999

                                   High (Bid)      Low (Bid)

               1st Qtr             $.10           $.035
               2nd Qtr             $.055          $.035
               3rd Qtr             $.055          $.03
               4th Qtr             $.10           $.03


                              2000

                                   High (Bid)      Low (Bid)

               1st Qtr             $.19           $.05
               2nd Qtr             $.10           $.07
               3rd Qtr*            $.075          $.07


*    Through July 12, 2000.

     As of July 12, 2000 the approximate number of Shareholders of record of the Company was 1849. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. The Company's securities are quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".

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

     The following tables summarize net sales and operating income (loss) by segment.

                                   Year Ended March 31,
                                    2000               1999
                                    (Dollars in Thousands)

Sales
Athenia                            $    955       $    717
Custom Molding                          850          1,157
Finished Ribbons                        258            288
     Total Sales                   $  2,063       $  2,162

Operating Income (Loss)
Athenia                            $   (70)       $   (111)
Custom Molding                          87              47
Finished Ribbons                      (169)           (144)
Discontinued Segment                   (45)            (45)

     Total Operating Income(Loss)  $  (197)       $   (253)

Investment Expense                 $   (71)       $    (79)
Interest and Other Income               13              33

     Net Income (Loss)             $  (255)       $   (299)


         The Company's total net sales for the fiscal year ended March 31, 2000 were $2,063,000, a decrease of $99,000 or 4.6% from the year ended March 31, 1999. For the 2000 fiscal year, the Company posted a net loss of $(255,000), as compared to net loss of $(299,000) for the fiscal year ended March 31, 1999. Included in both the 2000 and 1999 loss figures was a write-down of discontinued segment assets of $45,000 per year.

         Athenia's sales increased $238,000 to $955,000 or approximately 33.2% for the fiscal year ended March 31, 2000, as compared to the 1999 fiscal year. During the 2000 period, Athenia incurred an operating loss of $(70,000) as compared to an operating loss of $(111,000) for the fiscal year ended March 31, 1999. The increase in sales is the result of an increase in demand and orders realized for the Company's tooling services during 2000. Management remains hopeful that sales for this segment will remain at these increased levels and a concentrated effort will be made to improve the gross profit, control overhead costs and reduce the operating loss.

         Custom Molding sales decreased approximately $307,000 or 26.5% to $850,000 during the fiscal year ended March 31, 2000, as compared to the year ended March 31, 1999. This segment produced operating income of $87,000 for the 2000 fiscal year as compared to operating income of $47,000 for the fiscal year ended March 31, 1999. The reduction in sales for the custom molding segment is primarily the result of the continuing slowdown in the ribbon industry and the resulting decrease in shipments of cartridge ribbon kits to ribbon manufacturers. The increase in operating income for this segment is strictly the result of better control over certain expenses. This segment will continue its efforts to control costs in order to minimize any effects the decrease in sales is having on operating income, as it did in fiscal year 2000.

         Finished Ribbon cartridge sales decreased $30,000 or 10.4% to $258,000 during the fiscal year ended March 31, 2000 as compared to the year ended March 31, 1999. This segment produced an operating loss of $(169,000) during the 2000 fiscal year as compared to an operating loss of $(144,000) during 1999. The decrease in sales is primarily the result of a shrinking market for impact printer ribbon products which continue to lose market share to the newer ink jet and laser printers that do not use ribbons. The increase in net operating loss of approximately $25,000 for this segment is the result of the lower sales volume generating lower gross profit dollars coupled with certain fixed allocations which are being applied to this segment. Although increasing sales and attaining true profitability is doubtful for this product, Management is confident that those ribbons which are produced and sold contribute positively to covering fixed overhead costs, which would remain if ribbon manufacturing were discontinued. Therefore, it is Management's intention at this time to continue manufacturing impact printer ribbons.

         New Product Line. The Company currently has deposits on new equipment necessary to manufacture five gallon industrial plastic containers, for sale to the chemical, paint, adhesive, joint compound and food industries.

         Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. For the fiscal year ended March 31, 2000, cost of sales was 75.6% which decreased by 2.6% over the cost of sales for the 1999 fiscal year despite the significant reduction in sales volume. This is primarily the result of a more favorable product mix, cost controls and improved manufacturing efficiencies.

         Selling, General and Administrative Expenses decreased approximately $25,000 to $655,000 for the fiscal year ended March 31, 2000 when compared to the 1999 fiscal year. This decrease is primarily the result of lower commission amounts paid for sales and a decrease in accounting fees.

         Interest and Other Income decreased approximately $20,000 to $13,000 during fiscal year ended March 31, 2000 as compared to 1999. This decrease is the result of lower invested cash balances.

         Interest Expense decreased $8,000 to $71,000 for the 2000 fiscal year as compared to fiscal 1999. This decrease is primarily the result of the repayment of net borrowings.

         (Loss) from Discontinued Operations was $(45,000) for both the
fiscal years ended March 31,2000 and 1999.   This resulted from
Management's decision to write-down the remaining audio cassette assets, which consisted primarily of molds, from $90,000 to $0 over two years.

         Net Income (Loss) for the fiscal year ended March 31, 2000 was $(255,000) as compared to a net loss of $(299,000) for the fiscal year ended March 31, 1999. Included in both the 2000 and 1999 losses was the write-down of cassette assets of $45,000 each year as discussed above, as well as an increase in reserve for bad debts of approximately $2,000 and $17,000 respectively due to the filing of a Chapter 11 by one of the Company's ribbon customers.
Management continues to take steps to reduce costs until higher sales levels can be achieved. Management intends to continue its efforts to increase sales and control costs and is hopeful for an improvement in operating results.

         Private Placement. As disclosed in the Company s 10-QSB for the fiscal quarter ended December 31, 1999, on October 8, 1999, the
Company entered into a Stock Purchase Agreement with Beres
Acquisition Partnership, a New York general partnership (BAP). In connection with the completion of the minimum amount of the Company s Private Placement, in the amount of $500,000, it is the Company s intention to commence manufacture of a proprietary product line of five gallon plastic pails for the paint, chemical and food service markets, and to phase out of the Registrant s existing operations other than precision molds and certain limited customer injection molding contracts. Pursuant to the Stock
Purchase Agreement, BAP completed a Private Placement of $600,000 of the Company s 9% Convertible Subordinated Promissory Notes (the Notes), the proceeds of which have been received by the Company.
BAP is seeking to raise the remaining balance of the Private
Placement, in the amount of an additional $400,000. (See "Certain Relationships and Related Transactions" for present status of Private Placement). The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.50 of the principal amount of the Notes tendered for conversion.

         The Stock Purchase Agreement further provides for completion of a four-to-one reverse split of the Registrant s outstanding shares, including the 6,000,000 shares that have been issued to BAP. Immediately following approval of the reverse split, there would be issued to BAP, an additional 4,900,400 shares, so that BAP would own or control a total of 6,400,400 shares, or approximately 56% of the outstanding shares of the Registrant (not including shares issued to BAP partners who are also Note Holders), assuming full conversion of the Notes.

         Based upon completion of the minimum amount of the Private Placement, the Registrant has placed deposits for equipment and molds and is obtaining equipment financing. However, the Company s ability to successfully commence manufacture of its new product line, will be dependent upon BAP raising the balance of the Private Placement, and receipt of commitments for the debt financing necessary to complete acquisition of the new manufactuirng equipment.



MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company had working capital of approximately $224,000 at March 31, 2000, as compared to working capital of $437,000 at March 31, 1999. At March 31, 2000, the Company had cash and cash equivalents of approximately $259,000, as compared to $458,000 a
year earlier.   Operations used cash of approximately $84,000 and
principal payments on long term debt and capital leases amounted to $115,000 decreasing cash by $199,000 to $259,000, as mentioned above. The Company's current ratio was 1.48 at March 31, 2000 and the Company is within term on all its obligations.

         Management intends to make every effort to improve operating cash flows including whatever cost cutting measures are necessary until higher sales levels can be attained. Scheduled debt re-payments are expected to be met by cash flow.


FORWARD LOOKING STATEMENTS

         This Form 10-KSB and the preceding Management's Discussion and Analysis contain various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, without limitation, discussions as to sales outlooks and outlooks for operating results. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.



Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1





                         BERES INDUSTRIES, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                              MARCH 31, 2000







                                                          Page

Independent Auditors' Report                               F-2

Financial Statements:

         Balance Sheet as of March 31, 2000                F-3

         Statements of Operations
          For the Years Ended March 31, 2000 and 1999      F-4

         Statements of Changes in
          Stockholders' Equity
          For the Years Ended March 31, 2000 and 1999      F-5

         Statements of Comprehensive Income (Loss)
          For the Years Ended March 31, 2000 and 1999      F-6

         Statements of Cash Flows
          For the Years Ended March 31, 2000 and 1999      F-7

         Notes to Financial Statements             F-8 to F-19











                                   F-1




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Beres Industries, Inc.

We have audited the accompanying balance sheet of Beres Industries, Inc. as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, comprehensive income
(loss), and cash flows for each of the two years in the two year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beres Industries, Inc. as of March 31, 2000, and the results of their operations and their cash flows for each of the two years in the two year period ended March 31, 2000 in conformity with generally accepted accounting principles.



WITHUM, SMITH & BROWN
TOMS RIVER, NJ
May 30, 2000





                                   F-2

                           BERES INDUSTRIES, INC.
                                BALANCE SHEET
                               MARCH 31, 2000


      ASSETS
Current Assets:
    Cash and cash equivalents                                 $  259,000
    Marketable securities                                          4,000
    Accounts receivable, less allowance for
      doubtful accounts of $25,000                               265,000
Inventories:
     Raw materials                                                48,000
     Work-in-process                                              43,000
     Finished goods                                               63,000
    Prepaid expenses and other current assets                     12,000
      Total Current Assets                                       694,000

Property, Plant and Equipment - Net                            1,176,000

Other Assets                                                      36,000

      TOTAL ASSETS                                            $1,906,000


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                      $  83,000
    Current maturities of capital lease obligations              23,000
    Accounts payable and accrued expenses                       233,000
    Customer deposits                                           131,000
      Total Current Liabilities                                 470,000

Long-Term Debt, Less Current Maturities                         650,000


Commitments and Contingencies                                     -

Stockholders' Equity:
    Common stock, par value $.02 per share:
     Authorized - 21,000,000 shares
     Issued and outstanding - 12,412,000 shares                 248,000
    Capital in excess of par value                            3,445,000
    Accumulated other comprehensive income (loss)                 4,000
    Accumulated deficit                                      (2,741,000)
                                                                956,000
    Common stock receivable                                  (  170,000)
      Total Stockholders' Equity                                786,000

      TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY              $1,906,000



 See accompanying notes to financial statements.

                                      F-3



                             BERES INDUSTRIES, INC.
                             STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                              2000               1999


Net Sales                                 $  2,063,000     $    2,162,000

Costs and Expenses:
    Cost of goods sold                       1,560,000          1,690,000
    Selling, general and administrative
      expenses                                 655,000            680,000

    Total Costs and Expenses                 2,215,000          2,370,000

Operating Loss                                (152,000)          (208,000)

Other Income (Expense):
    Interest and other income                   13,000             33,000
    Interest expense                           (71,000)           (79,000)

      Total Other Income (Expense)-Net         (58,000)           (46,000)

Loss From Continuing Operations               (210,000)          (254,000)

Loss From Discontinued Operations              (45,000)           (45,000)

Net Loss Applicable to Common
 Shareholders                             $   (255,000)     $    (299,000)

Net Loss From Continuing Operations
 Per Common Share -
 Basic and Diluted                        $       (.02)     $        (.02)

Net Loss From Discontinued Operations
 Per Common Share -
    Basic and Diluted                                -                 -

Net Loss Per Common Share -
    Basic and Diluted                     $      (.02)     $        (.02)

Shares Used in Per Share Calculation:
    Basic and Diluted                       12,412,000        12,412,000


See accompanying notes to financial statements.

                                        F-4


                                  BERES INDUSTRIES, INC.
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED March 31, 2000 and 1999

                                                  Accumulated
                                      Capital in     Other
                 Common Stock         Excess of   Comprehensive  Accumulated  Common Stock
               Shares    Par Value     Par Value      Income        Deficit    Receivable

Balance,
 March 31,1998  12,412,000 $ 248,000  $ 3,445,000 $  24,000    $(2,187,000)  $ (170,000)

Year ended
 March 31, 1999-
Net Loss               -        -           -          -          (299,000)       -

Other
 Comprehensive
  Loss                 -        -           -       (21,000)       -             -

Balance
March 31, 1999  12,412,000   248,000    3,445,000     3,000      (2,486,000)  (170,000)



Year ended
 March 31,2000 -
  Net Loss             -        -            -                     (255,000)      -

Other
 Comprehensive
 Income                -        -             -        1,000        -             -


Balance,
 March 31,2000  12,412,000$  248,000   $3,445,000 $    4,000   $  (2,741,000)$ (170,000)


See accompanying notes to financial statements.

>
                             BERES INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                  2000        1999

  Net loss                                       (255,000)   $(299,000)

  Other Comprehensive Income (Loss):
   Unrealized gain (loss) on available for
    sale securities arising during year            1,000      (21,000)

Comprehensive Loss                            $  (254,000)  $ (320,000)


















See accompanying notes to financial statements.

                                BERES INDUSTRIES, INC.
                               STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                           2000         1999

    Loss from continuing operations                   $(210,000) $  (254,000)
    Adjustments to reconcile net loss from
    continuing operations to net cash provided
    by (used in)operating activities:
     Depreciation and amortization                       88,000      112,000
     Changes in operating assets and liabilities:
       Accounts receivable - trade                      (84,000)     175,000
       Inventories                                       15,000       41,000
       Prepaid expenses & other current assets            5,000       (5,000)
       Other assets                                      12,000        1,000
       Accounts payable and accrued expenses            (18,000)     (21,000)
       Customer deposits                                108,000       (8,000)
        Net cash provided by (used in) operating
        Activities                                      (84,000)      41,000


Cash Flows Used In Financing Activities:
    Principal payments on long-term debt                (81,000)     (71,000)
    Principal payments on capital lease
     obligations                                        (34,000)     (30,000)
      Net cash used in financing activities            (115,000)    (101,000)

Net Decrease In Cash And Cash Equivalents              (199,000)     (60,000)

Cash And Cash Equivalents, Beginning Of Year            458,000      518,000

Cash And Cash Equivalents, End Of Year                $ 259,000   $  458,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                       $   71,000   $   79,000
      Income taxes                                   $      -     $     -
    Supplemental schedule of non-cash investing
     and financing activities:
      Acquisition of vehicle through the
       incurrence of long-term debt                  $   -        $   10,000


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

    Consolidation - On July 23, 1998, Supply Dynamics, Inc. and Athenia Plastics Mold Corp. were merged into Beres Industries, Inc. There was no effect on the financial statements from the merger.

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

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued):

    Reclassifications - Certain amounts previously reported in the March 31, 1999 financial statements have been reclassified to conform with the March 31, 2000 presentation.

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

    Effect of New Accounting Pronouncements - The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001. This Statement provides comprehensive guidance on accounting for derivative instruments, including certain derivatives that are embedded in other contracts, and hedging activities. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

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

    The following tables set forth the computations of basic and diluted net loss per common share for continuing operations and discontinued operations:

                    BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued):

    Net Loss Per Common Share (Continued):

                                                2000          1999
    Continuing Operations:
    Numerator for basic and
     diluted net loss per
     common share for continuing
     operations                             $  (210,000) $  (254,000)

    Denominator for basic and
     diluted net loss per common
     share - adjusted weighted
     average shares for
     continuing operations                    12,412,000  12,412,000

    Basic and diluted net loss
     per common share for
     continuing operations                  $       (.02)  $   (.02)

    Discontinued Operations:
    Numerator for basic and
     diluted net loss per common
     share for discontinued
     operations                             $    (45,000)  $(45,000)

    Denominator for basic and
     diluted net loss per common
     share - adjusted weighted
     average shares for
     discontinued operations                  12,412,000 12,412,000

    Basic and diluted net loss
     per common share for
     discontinued operations                $     -      $    -

    Options were outstanding during 2000 and 1999 but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Therefore, basic and diluted computations are the same in both 2000 and 1999.

                           BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 2 - Discontinued Segment

    On August 1, 1997, the Company adopted a plan to withdraw from its audio cassette segment due to declining sales and limited prospects for increased revenues.

    The loss for 2000 and 1999 from discontinued operations consisted of the following:
                                    2000              1999

    SFAS 121 charges                           $(45,000)       $(45,000)

    The SFAS 121 charge is described further in Note 5. The income statement shows operating results of the Audio Cassette division separately. The net sales of the segment were $-0- in 2000 and 1999.

Note 3 - Marketable Securities:

    The Company currently invests in common stock which it classifies as available for sale. The carrying amounts of the securities and their estimated fair values at March 31, 2000 are as follows:

        Cost  $                         -
        Gross unrealized gains                   4,000
        Gross unrealized losses             -
        Estimated fair value                $    4,000

    The security held by the Company consists of 3,736 shares of Smith Corona common stock which the Company received in lieu of accounts receivable pursuant to a bankruptcy settlement. The Company originally assigned a zero cost to this asset. The change in the unrealized gain amounted to a $1,000 increase for the year ended March 31,2000 compared to a $21,000 decrease for the year ended March 31, 1999. Income taxes have not been considered due to immateriality.

                         BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 4 - Property, Plant and Equipment:

    Property, plant and equipment at March 31, 2000 is summarized as follows:

        Land                                     $   50,000
        Building or building improvements         1,719,000
        Machinery and equipment                   4,069,000
        Automotive equipment                         10,000
        Furniture and fixtures                       91,000
                                                  5,939,000
        Less: Accumulated depreciation            4,763,000
                                                 $1,176,000

    Assets held under capital lease obligations at March 31, 2000 are included in property, plant and equipment as follows:

         Machinery and equipment                   $147,000
         Less: Accumulated amortization              91,000
                                                   $ 56,000

    Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $88,000 for 2000 and $107,000 for 1999.

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

        Based on this review, the Company recognized a non-cash charges of $45,000 in both fiscal year 2000 and 1999. This charge was primarily for the write-down of certain discontinued fixed assets to their estimated fair market value. Impairment indicators included a lack of interest in the equipment. Fair value was based on available information related to market value.

                             BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 6 - Long-Term Debt:

    Long-term debt at March 31, 2000 is summarized as follows:

    Mortgage payable to bank, interest at 8.6%, due
    November 2006.  The loan is secured by a first lien
    on the building and improvements and all fixtures,
    machinery and systems servicing the building therein.         $729,000

    Note payable, interest at 6.8%, due January 2001.
    The loan is secured by an automobile.                            4,000

    Total long-term debt                                           733,000

        Less: Current maturities                                    83,000

    Long-Term Debt, Less Current Maturities                       $650,000

    Future maturities of long-term debt are as follows:

        Year Ending March 31
             2001                             $ 83,000
             2002                               89,000
             2003                               99,000
             2004                              108,000
             2005                              118,000
             2006 and subsequent               236,000
                 Total                        $733,000



Note 7 -  Other Income:

         Interest and other income consists of the following for the years ended March 31,
                                        2000                1999

    Interest                         $13,000      $        22,000
    Miscellaneous                          -               11,000
                                  $   13,000      $        33,000

                             BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note 8 - Income Taxes:

    Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 2000 and 1999.

    Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 2000 follow:

    Deferred Income Tax Assets:

    Allowance for Doubtful Accounts                 $     9,000
    Accrued Vacation and Bonus Pay                       15,000
    Net Operating Loss Carryforwards                    913,000
    Valuation Allowance                                (932,000)

                                                          5,000

    Deferred Income Tax Liabilities:

    Accumulated Depreciation                             (5,000)


    Net Deferred Income Tax Asset                   $     -

    During the year ended March 31, 2000, the valuation allowance increased $112,000 due primarily to an increase in the deferred tax asset for net operating loss carryforwards.

    At March 31, 2000, the Company had consolidated net operating loss carryforwards for federal income tax purposes of approximately $2,700,000 that begin to expire in the year 2001, and approximately $1,400,000 for state income tax purposes that begin to expire in the year 2000.

    A reconciliation of the Company's expected income tax benefit at the federal statutory rate to the Company's effective tax benefit rate is as follows:
                                                    2000        1999

    U.S. Federal Statutory Tax Benefit Rate         (34.0)%   (34.0)%
    Increase in Valuation Allowance                  34.0      34.0
    Effective Tax Benefit Rate                         -        -

                          BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENT

Note 9 - Commitments and Contingencies:

         Commitments:
         The Company is a lessee under noncancellable automobile leases which expire at varying dates through 2002. Future minimum lease payments are tabulated as follows:

         Years Ending March 31,                       Amount

         2001 $                                 13,000
         2002                                    8,000
         2003 and subsequent                             -
             Total                                    $21,000


    The rent expense incurred under the leases amounted to $19,000 and $23,000 for the years ended March 31, 2000 and 1999.

Note 10 - Common Stock and Options:

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

               BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 10 - Common Stock and Options (continued):

    The Company has also reserved an additional 1,383,000 shares of common stock for possible future issuance under its Incentive Stock Option Plan. Pursuant to the plan, grants entitling the holder to purchase up to $100,000 in fair market value of shares in any calendar year may be made to an officer or employee. Options may be granted for a period of ten years at 100% of the fair market value of the common stock on the date of grant, except for grants to stockholders owning more than 10% of the outstanding common stock (for whom the period is five years and the exercise price is 110% of fair market value). As of March 31, 2000, no options have been granted under this plan.

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

Note 11 - Major Customers and Credit Risk Concentrations:

    Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                            Accounts Receivable           Sales for the
                               at March 31:           Year Ended March 31:
                          2000         1999            2000       1999

    Customer A         $  58,000      $  -       $  306,000     $318,000
    Customer B         $  60,000      $36,000    $  376,000     $354,000
    Customer C         $  11,000      $43,000    $   62,000     $370,000
    Customer D         $  30,000      $ 5,000    $  237,000     $ 42,000

                           BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 11 - Major Customers and Credit Risk Concentrations (Continued):

    The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $189,000 at March 31, 2000. Management reviews the financial status of the banks periodically and considers its credit risk minimal.

Note 12- Fair Value of Financial Instruments:

    The amounts included in the balance sheet as of March 31, 2000 for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.

Note 13- Segment Information:

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

    Athenia Plastics Mold Corp. sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $17,000 and $18,000 for the years ended March 31, 2000 and 1999, respectively.

    Corporate assets consist of cash and cash equivalents, prepaid expenses, and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

    Information about segments follows:

                                 Operating
                                 Earnings  Identifiable    Depreciation &    Capital
                       Sales     (Losses)     Assets        Amortization  Expenditures

2000:
Precision Molds         $  955,000 $ (81,000) $  364,000    $    7,000       $    -
Custom Molding             850,000    62,000     862,000        55,000            -
Finished Ribbon            258,000  (191,000)    200,000        16,000            -
Discontinued
 Operation                  -        (45,000)       -              -              -
 Corporate & Other          -            -       480,000        10,000            -
                      $  2,063,000 $(255,000) $1,906,000       $88,000       $    -

1999:
Precision Molds         $  717,000 $(175,000) $  281,000       $ 8,000       $    -
Custom Molding           1,157,000   139,000     864,000        71,000            -
Finished Ribbon            288,000  (218,000)    299,000        18,000            -
Discontinued
 Operation                  -        (45,000)     45,000          -               -
Corporate & Other           -          -         696,000        15,000         10,000
                      $  2,162,000 $(299,000)   $             $112,000        $10,000


Note 14 - Subsequent Event:
         In a Form 8K Filing with the Securities and Exchange Commission, the Company disclosed that, pursuant to a previously announced stock purchase agreement with a New York Investor Group (Beres Acquisition Partnership or BAP) signed last October, $600,000 of its planned $1,000,000 private placement of 9% Convertible Subordinated Promissory Notes had been sold by BAP, resulting in a change of control. Meanwhile BAP will seek to complete the $400,000 balance of the offering.

         In accordance with the terms of the original stock purchase agreement, three new directors were elected to the Beres board. In addition, two current directors of the Company resigned, leaving incumbent directors Charles Beres, Jr. and Joseph Delikat to continue on the board.

         As set forth in the stock purchase agreement, the partners of BAP have, subsequent to the year end been issued six million shares of restricted Beres Industries common stock. Consideration paid for the shares consisted of BAP s services in connection with the financing and technical assistance relative to the expansion of the Company s product line and the origination of new product sales. After issuance of the six million restricted shares, BAP and/or its partners own 33.7%, present members of management and their families 17.8%, and public shareholders 48.5% of the outstanding shares.

                           BERES INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note 14 - Subsequent Event (Continued):

    The Stock Purchase Agreement further provides for completion of a four-to-one reverse split of the Registrant s outstanding shares, including the 6,000,000 shares issued to BAP, as described in Item 1, above. Immediately following approval of the reverse split, there would be issued to BAP, an additional 4,900,400 shares, so that BAP would own or control a total of 6,400,400 shares, or approximately 56% of the outstanding shares of the Registrant (not including shares issued to BAP partners who are also Note Holders), assuming full conversion of the Notes.

    Based upon completion of the minimum amount of the Private Placement, the Registrant has placed deposits for equipment and molds and is obtaining equipment financing. However, the Registrant s ability to successfully commence manufacture of its new product line, will be dependent upon BAP raising the balance of the Private Placement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

    NONE

                                   PART III


Item 9.  Directors and Executive Officers of the Registrant:

    The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Joel Schonfeld        64       Chairman of the Board
                               and Director

Charles Beres, Jr.    51       President, Chief Executive
                               Officer, Chief Financial
                               Officer, Treasurer and Director

Joseph Delikat        60       Vice President, Secretary
                               and Director

Andrea I. Weinstein   34       Director

Victor Weinstein      63       Director

     Joel Schonfeld was appointed Director and Chairman of the Board of the Company on May 3, 2000. Mr. Schonfeld holds a Bachelor of Arts degree from Adelphi College, and a Juris Doctor degree from Brooklyn Law School. Mr. Schonfeld is a partner in the law firm of Schonfeld & Weinstein and has practiced law for over 40 years. Mr. Schonfeld's term as a Director shall continue until his successor is duly qualified and elected.

     Charles Beres, Jr., has been President, Chief Executive Officer and a Director of Beres since 1972, Treasurer and Chief Financial Officer since December, 1987 and Secretary from 1979 until February, 1986. Charles Beres, Jr., is the son of Charles Beres, Sr. Mr. Beres holds a Bachelor of Science Degree in Mechanical Engineering from New York University and a Masters in Business Administration from Fairleigh Dickinson University which he received in 1970 and 1976, respectively. Mr. Beres was employed by the Engineering Department of Beres from June, 1970 until November, 1972 when he became President and Chief Executive Officer. Mr. Beres was also Secretary of Athenia and Supply Dynamics from July, 1976 and October 1983, respectively, until February, 1986. Mr. Beres is primarily responsible for managing the day-to-day operations of the Company. Mr. Beres, whose term as a Director will continue until his successor is duly elected and qualified.

     Joseph Delikat has served as Vice President of Beres since October, 1983, as Director in 1986, as Secretary since December, 1986 and was subsequently appointed as a Director in 1989. Mr. Delikat was Vice President of Business Machine Supply, Inc., from August, 1980 until September, 1983 where he was primarily responsible for that company's marketing and production activities; was Vice President/General Manager of Cellu-Pak, the office machines supply division of Paramount Packaging, from December, 1972 until August, 1980; and was Plant Manager for the Burlington Plant of Olivetti Corporation of America from October, 1964 until December, 1972. Mr. Delikat holds a bachelor of Science degree from Newark College of Engineering, and a Masters degree in Management Engineering from Newark College of Engineering. He is responsible for overseeing the engineering, product development and sales aspects of Supply Dynamics' business, and is also President, Chief Operating Officer and a Director of Supply Dynamics. Mr. Delikat has also been Secretary of Athenia since December, 1987. Mr. Delikat's term as a Director will continue until his successor is duly elected and qualified.

     Andrea I. Weinstein was appointed Director of the Company on May 3, 2000. Ms. Weinstein holds a Bachelor of Arts degree from State University of New York, Albany, and Juris Doctor degree from Columbia Law School. Ms. Weinstein is a partner in the law firm of Schonfeld & Weinstein and has practiced law since 1990. Ms. Weinstein's term as a Director shall continue until her successor is duly qualified and elected. Ms. Weinstein is the daughter of Victor W. Weinstein, who is a Director of the Company.

     Victor W. Weinstein was appointed Director of the Company on May 3, 2000. Mr. Weinstein is a Program Manager on the Real Estate and Construction Staff of International Business Machines. Mr. Weinstein's term as a Director shall continue until his successor is duly qualified and elected. Mr. Weinstein is the father of Andrea I. Weinstein, who is a Director of the Company.

Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 2000.

  Name of Individual
     or Number of      Capacities in           Cash
   Persons In Group    Which Served         Compensation Paid*

Charles Beres, Sr.  Chairman of the          $  36,868
                    Board [Resigned 05/03/00]

Charles Beres, Jr.  Chief Executive          $  89,385  (1)
                    Officer, President,
                    Treasurer, Director

Harold Zuber        Vice President           $  94,740  (1)

Joseph Delikat      Vice President           $  76,836  (1)
                    Director

All Officers and Directors
as a Group                     Total         $ 297,829

__________________________

* Includes bonuses and additional compensation paid for vacations not taken.

(1) In addition, the Company provides vehicles to and/or pays all related expenses on behalf of these officers.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

   The following table sets forth as of July 13, 2000, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

                                     Amt. of Shares
                 Name and Address     Beneficially      Percent of
Title of Class   of Beneficial Owner     Owned            Class

Common Stock  Charles Beres, Sr.   1,878,667 (1)              10.5%
              3227 Abbey  Lane
              Lavalette, N.J.

Common Stock  Charles Beres, Jr.     468,213 (2)               2.6%
              16 Sunnydale Drive
              Brick, N.J.


Common Stock  Joseph Delikat         240,000 (3)               1.3%
              9 Forest Lane
              Tabernacle, N.J.

Common Stock  Joel Schonfeld         960,000 (4)               5.4%
              63 Wall St - Ste 1801
              New York, NY

Common Stock  Andrea I. Weinstein    960,000 (4)               5.4%
              63 Wall St - Ste 1801
              New York, NY

Common Stock  Kenneth Sokoloff     1,440,000 (4)               8.1%
              29 Brookside Drive
                Skillman, NJ

Common Stock  All Officers and     2,628,213                  14.7%
              Directors as a Group

(1) Includes 313,561 shares held as of record by Mr. Beres' wife, Ann. Also includes the return to Treasury of 589,000 shares.
        (See "Certain Relationships and Related Transactions," below)
(2) Includes an aggregate of 324,000 shares held as of record by Mr. Beres' wife, Patricia, and his three children, Charles, III, Jacqueline and Laura, in which Mr. Beres disclaims any beneficial ownership.
(3) Includes 105,000 shares held of record by Mr. Delikat's wife, Rosemary.
(4) These individuals and entities are beneficial owners of the number of shares disclosed. Issuance of share certificates representing ownership of the shares was approved by the Company's Board of Directors on May 3, 2000. It is expected that the share certificates shall be issued shortly. Follow-ing completion of the Company's planned four to one reverse split, an additional 4,900,400 shares shall be issued to BAP, of which the disclosed individuals are partners. [See, "Certain Relationships and Related Transactions"]


Item 12.  Certain Relationships and Related Transactions:

   On October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership ("BAP"). The purpose for the initiation of the relationship between the Company and BAP was to provide the Company with a business opportunity to establish a new product line, consisting of the manufacture of five gallon plastic pails, and to assist with the raising of the capital necessary to finance the introduction of the new product line. The Stock Purchase Agreement, as amended, (the "Stock Purchase Agreement") provided that BAP would be responsible for completing a Private Placement in the amount of between $500,000 and $1,000,000 of the Company's 9% Convertible Subordinated Promissory Notes (the "Notes"). The Notes which shall pay interest only until their maturity date of December 31, 2004, and assuming receipt of Shareholder approval of the four to one reverse split, are convertible at the rate of one (1) share of the Company's post four to one Reverse Split Common Stock, for each $.50 principal amount of the Notes. The Stock Purchase Agreement, as amended, provides that the Company shall, as soon as possible after completion of the minimum amount of the Private Placement, present to its Shareholders for approval, a four to one reverse split of its outstanding shares of common stock.

   The Stock Purchase Agreement, as amended, further provides that BAP, and or its partners and assignees shall, upon completion of the minimum amount of the Private Placement and receipt of commitments for New Equipment financing, be issued 6,000,000 shares of Beres' restricted, unregistered pre-Reverse Split shares. Immediately following shareholder approval of the Reverse Split, there shall be issued to BAP and/or its partners and assignees, 4,900,400 shares of Beres' post Reverse Split shares, so that the total number of shares issued to BAP, after adjustment for the Reverse Split, shall be 6,400,400. The shares are being issued to BAP for and in consideration of BAP's efforts towards raising the capital necessary, and providing other services relative to the Company's proposed business expansion. The Company's management has determined that the foregoing issuance is reasonable, in view of the new business which BAP will be introducing to Beres, BAP's efforts relative to arranging financing for the new equipment required for the Company's proposed business expansion, and BAP's efforts relative to raising the equity and debt capital necessary to accomplish the proposed business expansion. The Stock Purchase Agreement provides that 20% (1,280,080) of the shares to be issued to BAP, shall be escrowed to secure BAP's representation that new business in the minimum amount of $1,500,000 shall be received in the one (1) year following the date that the new equipment is operational.

   On May 3, 2000, the Company closed on $600,000 of the Private Placement, and issued Notes to the subscribers in a like amount. On the same date, Messrs. Charles Beres, Sr. and Harold Zuber resigned as Directors of the Company, and Joel Schonfeld, Andrea I. Weinstein and Victor Weinstein were appointed Chairman of the Board and Directors, respectively. As of July 5, 2000, the Escrow Agent for the Private Placement had received subscriptions for an additional $250,000, which is being held in escrow pending clearance of funds and issuance of the Notes. The Company's ability to successfully establish its new product line will be dependent upon raising the full amount of the Private Placement and obtaining the debt/lease financing necessary to acquire the new equipment. As of this date, Company management is still negotiating equipment leases with manufacturers and lessors.

   BAP and the Company have agreed to pay Parrex Associates, Inc. and W.K. Ledgard, Jr. d/b/a Golfview Management, a total of five (5%) percent of the net proceeds of the sale of the Notes, (up to a maximum of $75,000), together with 62,500 shares of the Company's post Reverse Split restricted, unregistered shares, in compensation for services performed relative to introducing BAP to the Company. Beres has agreed, for a period of one (1) year after issuance of the shares, to use its best efforts to include the shares in any registration statement filed during that period.

   In or about April, 1986, the Company issued 1,200,000 shares of the restricted, unregistered Common Stock of the Company to its former Chairman of the Board, Charles Beres, Sr., in exchange for a Promissory Note executed by Mr. Beres to the Company in the amount of $300,000.
The Promissory Note provided for payments of interest only until June 30, 1988 and quarterly payments of principal in the amount of $37,500, plus interest until the note was paid in full. Subsequent to the issuance of the shares to Mr. Beres, it was determined that the New Jersey Business Corporation Act did not, at the time that the shares were issued, authorize the issuance of shares in exchange for a promissory note. As a consequence, Mr. Beres has ceased making payments of principal and interest, and has agreed to return 589,000 shares of Beres' common stock, owned by him, to the Company's Treasury. There is presently outstanding on the loan $147,000 principal, plus $23,000 of accrued interest, which will be discharged in exchange for return of the shares. On May 3, 2000, Mr. Beres tendered back to the Company the shares, and the Company discharged Mr. Beres from the balance due, if any, under the Promissory Note.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-K and Reports on Form 8-K:

                                                               Page

(a)     1.   See Index to Financial Statements..........       F-l

   2.   Schedules - To be supplied

   3. The exhibits which are required by Item 601 of Regulations S-K that are hereby incorpo-rated by reference pursuant to Rule 12b-23 are as follows:

   (3.) Articles of Incorporation and By-Law. (1)

   (9.) Voting Trust Agreement (1)

(10.38) Note by and between the Registrant and Charles
        Beres Sr., dated April 13, 1987. (1)

(28.17)      Term Note with Agreement between Beres Indus-
        tries, Inc. and First Fidelity Bank, N.A. dated
        March 29, 1994 (the "First Fidelity Loan"). (1)

(28.18) Term Loan Agreement between Beres Industries,
        Inc. and First Fidelity Bank, N.A., dated
        March 29, 1994 (the "First Fidelity Loan"). (1)

(28.19) Mortgage, Assignment of Leases and Security
        Agreement between Beres Industries, Inc. and
        First Fidelity Bank, N.A., dated March 29,
        1994 (the "First Fidelity Loan"). (1)

(28.20) Guaranty and Suretyship of Athenia Plastic Mold
        Corp. as to the First Fidelity Loan. (1)

(28.21) Guaranty and Suretyship of Supply Dynamics, Inc.
        as to the First Fidelity Loan. (1)

_____________________

(1) Incorporated herein by reference to Form 10-K for the year ended March 31, 1995 as filed with the Securities and Exchange
        Commission.


(b) Form 8-K was filed on May 3, 2000 with respect to Item 1 - Changes in Control of Registrant and Item 5 - Other Events.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BERES INDUSTRIES, INC. (Registrant)

                         BY:   /s/ Charles Beres, Jr.
                              CHARLES BERES, JR., Chief
                              Executive Officer, Director

                         Dated: July   14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         BY:
                              JOEL SCHONFELD Chairman of
                              the Board, Director

                         Dated: July    , 2000


                         BY:  /s/ Charles Beres, Jr.
                              CHARLES BERES, JR., Director

                         Dated: July    14, 2000


                         BY:  /s/ Joseph Delikat
                              JOSEPH DELIKAT, Director

                         Dated: July    14, 2000

                         BY:  /s/ Andrea I. Weinstein
                              ANDREA I. WEINSTEIN, Director

                         Dated: July   14, 2000


                         BY:  /s/ Victor Weinstein
                              VICTOR WEINSTEIN, Director

                         Dated: July   14, 2000