Form 10QSB
period 2000-06-30
BERES INDUSTRIES INC
filed 2000-08-24
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 3 month period ended June 30, 2000.

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

                 18,072,934 - August 21, 2000

                              BERES INDUSTRIES, INC.
                                    FORM 10-QSB
                                  JUNE 30, 2000





                                                                  Page
Part I: Financial Information

Item 1:  Financial Statements:

        Balance Sheets as of June 30, 2000 and March 31, 2000      F-2

        Statements of Operations
         For the Three Months Ended June 30, 2000 and 1999         F-3

        Statements of Changes in Stockholders' Equity
         For the Three Months Ended June 30, 2000                  F-4

        Statements of Comprehensive Income (Loss)
         For the Three Months Ended June 30, 2000 and 1999         F-5

        Statements of Cash Flows
         For the Three Months Ended June 30, 2000 and 1999         F-6

        Notes to Financial Statements                       F-7 to F-9

Item 2:  Management's Discussion and Analysis, Material
        Changes in Financial Condition and Results of Operations

                             BERES INDUSTRIES, INC.
                                   BALANCE SHEETS

     ASSETS                                          6/30/00       3/31/00
Current Assets:
   Cash and cash equivalents                         $  162,000  $  259,000
   Marketable securities                                   -          4,000
   Accounts receivable, less allowance for
     doubtful accounts of $25,000                       230,000     265,000
   Inventories:
    Raw materials                                        38,000      48,000
    Work-in-process                                      89,000      43,000
    Finished goods                                       72,000      63,000
   Prepaid expenses and other current assets              8,000      12,000
     Total Current Assets                               599,000     694,000

Property, Plant and Equipment - Net                   1,155,000   1,176,000

Other Assets:
   Deposits on equipment                                482,000      -
   Debt issuance costs - net                             92,000      -
   Other assets                                          35,000      36,000
     Total Other Assets                                 609,000      36,000

     TOTAL ASSETS                                     $2,363,000 $1,906,000

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt              $   86,000  $  83,000
   Current maturities of capital lease obligations       14,000     23,000
   Accounts payable and accrued expenses                195,000    233,000
   Customer deposits                                    112,000    131,000
     Total Current Liabilities                          407,000    470,000

Long-Term Debt, Less Current Maturities              $1,226,000    650,000

Commitments and Contingencies                                        -

Stockholders' Equity:
   Common stock, par value $.02 per share:
    Authorized - 21,000,000 shares
    Issued - 18,662,000 shares at 6/30/00
    Outstanding - 18,073,000 shares at 6/30/00          373,000    248,000
   Capital in excess of par value                     3,587,000  3,445,000
   Accumulated other comprehensive income (loss)           -         4,000
   Accumulated deficit                             (3,083,000)  (2,741,000)
                                                      877,000      956,000
   Treasury Stock - 589,000 shares                   (147,000)        -
   Common stock receivable                                 -      (170,000)
     Total Stockholders' Equity                       730,000      786,000

     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     $2,363,000   $1,906,000



Unaudited - See accompanying notes to financial statements

                                    F-2





                              BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                         2000               1999


Net Sales                             $  441,000        $   419,000

Costs and Expenses:
   Cost of goods sold                    335,000            337,000
   Selling, general and administrative
   expenses                              197,000            170,000
   Consultant Compensation               206,000              -

   Total Costs and Expenses              738,000            507,000

Operating Loss                          (297,000)           (88,000)

Other Income (Expense):
   Interest and other income               3,000              4,000
   Interest expense                      (48,000)           (18,000)

     Total Other Income (Expense)-Net    (45,000)           (14,000)

Loss From Operations                   $(342,000)       $  (102,000)


Net Loss Per Common Share -
   Basic and Diluted                   $    (.02)       $      (.01)

Shares Used in Per Share Calculation:
   Basic and Diluted                  16,186,000         12,412,000


                                      BERES INDUSTRIES, INC.
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                       Accumulated
                                         Capital in       Other
                       Common Stock       Excess of   Comprehensive   Accumulated  Common Stock       Treasury Stock
                     Shares     Par Value   Par Value      Income         Deficit     Receivable    Shares    Amount

Balance,
March 31, 2000        12,412,000  248,000  3,445,000          4,000     (2,741,000) (170,000)          -        -

Three Months Ended
 June 30,2000 -
  Net Loss                 -         -         -                -         (342,000)     -              -        -

Acquisition of
Treasury Stock             -         -         -                -             -      170,000      589,000   (147,000)

Issuance of
Common Stock           6,250,000  125,000    142,000            -             -         -             -         -

Other
 Comprehensive
 Income                     -         -         -            (4,000)          -         -             -         -


Balance,
 June 30,2000         18,662,000 $373,000 $3,587,000         $  -      $(3,083,000) $  -          589,000  $(147,000)







Unaudited - See accompanying notes to financial statements.
                                              F-4


                              BERES INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                 2000                   1999

Net loss                                    $ (342,000)            $(102,000)

Other Comprehensive Income (Loss):
  Unrealized loss on available for
  sale securities arising during period         (4,000)               (1,000)

Comprehensive Loss                          $ (346,000)            $(101,000)














Unaudited - See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                       2000       1999


Net loss $                                        (342,000)   $(102,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                    24,000       22,000
   Noncash compensation expense                    206,000          -
   Noncash interest expense on treasury stock       23,000          -
   Changes in operating assets and liabilities:
     Accounts receivable - trade                    35,000      16,000
     Inventories                                   (45,000)      2,000
     Prepaid expenses & other current assets         4,000       4,000
     Accounts payable and accrued expenses         (38,000)    (19,000)
     Customer deposits                             (19,000)      13,000
       Net cash used in operating activities      (152,000)    (64,000)

Cash Flows Used In investing Activities:
  Deposits on machinery and equipment             (482,000)         -

Cash Flows Used In Financing Activities:
  Principal payments on long-term debt             (21,000)    (19,000)
  Principal payments on capital lease
   obligations                                      (9,000)     (8,000)
  Proceeds from long-term debt, net                567,000          -
      Net cash provided by (used in) financing
       activities                                  537,000      (27,000)

Net Decrease In Cash And Cash Equivalents          (97,000)     (91,000)

Cash And Cash Equivalents, Beginning Of Period     259,000      458,000

Cash And Cash Equivalents, End Of Period        $  162,000   $  367,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                    $   17,000   $   18,000
    Income taxes                                $     -      $      200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of note receivable into
   treasury stock                                  170,000          -
  Stock issued as compensation                     267,000          -







See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

         The March 31, 2000 balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements and financial information presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.
         However, the footnotes below were added to disclose additional information for this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended March 31, 2000.

Note 2 - Long-Term Debt:

         Long-term debt at June 30, 2000 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due
         November 2006.  The loan is secured by a first lien
         on the building and improvements and all fixtures,
         machinery and systems servicing the building therein.   $  709,000

         Note payable, interest at 6.8%, due January 2001.
         The loan is secured by an automobile.                        3,000

         Convertible subordinated notes, interest at 9%
         payable semi-annually on June 30 and December 31,
         due December 2004.  The notes are convertible
         anytime at the rate of one share of common stock
         for each $.50 principal amount of the note.                600,000

         Total long-term debt                                     1,312,000

           Less: Current maturities                                  86,000

         Long-Term Debt, Less Current Maturities                 $1,226,000

                              BERES INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 2 - Long-Term Debt(Continued):


         Future maturities of long-term debt are as follows:

           Year Ending March 31
                2001                         $   86,000
                2002                             89,000
                2003                             99,000
                2003                            101,000
                2004                            108,000
                2005                            118,000
                2006 and subsequent             812,000
                    Total                    $1,312,000

Note 3 - Interim Segment Information Reporting:
         Segment Information - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis. The Company discusses its segments in its Management=s Discussion and Analysis appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

         The Athenia Plastics Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Athenia were $4,000 for the three months ended June 30, 2000 as compared to $10,000 for the three months ended June 30, 1999.

         Information about the Company's segments is as follows for the three months ended June 30, 2000 and 1999:

                       Three Months Ended      Three Months Ended
                         June 30, 2000              June 30, 1999
                            Operating                   Operating
     Segment            Sales   Income (Losses)    Sales    Income (Losses)
Precision Molds     $  134,000  $(149,000)    $104,000    $    (46,000)
Custom Molding         250,000    (32,000)     238,000          (6,000)
Finished Ribbons        57,000   (116,000)      77,000         (36,000)
         Totals     $  441,000  $(297,000)    $ 419,000   $    (88,000)

         Reconciliation of Segment Operating Income (Losses) to Total Company Net Loss for the Three Months Ended June 30, 2000 and 1999.

                                Three Months Ended       Three Months Ended
                                     June 30, 2000         June 30, 1999

Total Segment Operating Income (Losses) $(297,000)            $ (88,000)
Interest Expense                          (48,000)              (18,000)
Interest and Other Income                   3,000                 4,000
         Net Loss                       $(342,000)            $(102,000)

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Interim Segment Information Reporting (Continued):

         As of the last annual report (Form 10-KSB) as of March 31, 2000, there have been no material changes in total assets during the three months ended June 30, 2000 and there have been no material changes in the basis of measurement of segment accounting during the three months ended June 30, 2000.


Note 4 - Issuance of Common Stock and Options:

          Pursuant to an announced stock purchase agreement with a New York Investor Group (Beres Acquisition Partnership or BAP) signed last October, $600,000 of its planned $1,000,000 private placement of 9% Convertible Subordinated Promissory Notes had been sold by BAP, resulting in a change of control. Meanwhile BAP will seek to complete the $400,000 balance of the offering.

          As set forth in the stock purchase agreement, the partners of BAP have been issued six million shares of restricted Beres Industries= common stock. An additional 250,000 shares were issued to outside consultants for services related to this transaction. Consideration paid for the shares consisted of services in connection with the financing and technical assistance relative to the expansion of the Company's product line and the origination of new product sales.

          Based upon completion of the minimum amount of the Private Placement, the Registrant has placed deposits for equipment and molds and is obtaining equipment financing. However, the Registrant's ability to successfully commence manufacture of its new product line, will be dependent upon BAP raising the balance of the Private Placement.

PART I - ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended June 30, 2000 increased
$22,000 or 5.3% to $441,000 from net sales of $419,000 for the
quarter ended June 30, 1999.   Net Sales by segment were as
follows:

                                         Three Months
                                           Ended June 30,

                                        2000                 1999

Precision Molds                    $  134,000             $  104,000
Custom Molding                        250,000                238,000
Finished Ribbons                       57,000                 77,000

                                   $  441,000             $  419,000


Precision Mold's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the three months ended June 30, 2000, precision mold sales increased $30,000 or 28.9% from the comparable 1999
period.   This increase is primarily the result of an increase in
backlog over the past year. It should be noted, however, that the current sales backlog has weakened recently and lower sales levels may result in the near term. Management is stepping up its efforts to secure additional sales of precision molds to hopefully reverse this trend.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this product segment increased approximately $12,000 or 5%, for the three months ended June 30, 2000 when compared to the similar 1999 period. This increase is primarily the result of the addition of certain new customers. (See "Private Placement and Proposed New Product Line," below).

Finished ribbon cartridge sales decreased approximately $20,000 or 26%, to $57,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease in sales for this product segment is primarily the result of a continued shrinking market for impact printer ribbon products which continue to lose market share to the ink jet and laser printers that do not use ribbons. Although increasing sales and attaining true profitability is doubtful for this segment, Management is confident that the ribbons that are produced and sold contribute positively to covering certain fixed overhead, which costs would
remain if ribbon manufacturing were discontinued.   (See "Private
Placement and Proposed New Product Line," below).

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 76% from 80.4% for the three months ended June 30, 2000 as compared to the similar period of 1999. This decrease is primarily the result of a more favorable product mix, namely, the increased level of precision mold sales which resulted in a higher gross profit.

Selling, general and administrative expenses increased approximately $27,000 to $197,000 for the three months ended June
30, 2000 as compared to the three months ended June 30, 1999. This increase is primarily the result of an increase in legal fees and other costs associated with the ongoing private placement.

Consultant compensation during the three months ended June 30, 2000 was $206,000 as compared to $0.00 for the three months ended June 30, 1999. This compensation is the value of stock issued to Beres Acquisition Partners for services rendered pursuant to the ongoing private placement and assistance in entering the manufacture of a new product line as discussed.

Interest and other income decreased approximately $1,000 to $3,000 for the three months ended June 30, 2000 when compared to the equivalent 1999 period. This decrease is primarily the result of lower interest and dividends earned on the lower invested cash balances.

Interest expense increased approximately $30,000 to $48,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase is primarily the result of two factors, namely, accrued interest on the $600,000 of notes payable resulting from the private placement as well as the reversal of previously accrued interest income on notes receivable which were cancelled.

Net Income (loss) for the quarter ended June 30, 2000 was a loss of ($342,000) as compared to a loss of ($102,000) for the quarter ended June 30, 1999. Absent the consultant compensation and additional interest expense for the most recent quarter as discussed above, the net loss was approximately($105,000)for the quarter ended June 30, 2000. This increase in net loss when compared to the similar 1999 period despite the increased sales volume is primarily the result of expenses associated with the private placement and proposed entry into the new product line.

PRIVATE PLACEMENT AND PROPOSED NEW PRODUCT LINE

As disclosed in previous filings, on October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York General Partnership (BAP). It is the Company's and BAP's intention to raise $1,000,000 through a private placement, secure additional debt financing and enter into the manufacturing of a proprietary product line of five gallon plastic pails for the paint, chemical and food service markets, and to phase out of its existing operations other than precision molds and certain limited custom injection molding contracts.

As of August 10, 2000, $850,000 of the private placement has been closed on. The Company has received commitments for most of the additional debt financing and has placed deposits on the necessary equipment and molds. However, the Company's ability to successfully commence manufacture of its new product line, is dependent upon BAP raising the balance of the private placement and receiving the balance of commitments for the debt financing necessary to complete the acquisition of the new manufacturing equipment.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of approximately $192,000 at June 30, 2000 as compared to working capital of $224,000 at March 31, 2000. At June 30, 2000, the Company had cash and cash equivalents of approximately $162,000 as compared to $259,000 at March 31, 2000. Operations used cash of approximately $152,000 which included additional interest expense for the period of approximately $31,000. As discussed above, during the three months ended June 30, 2000, the Company realized net proceeds of $567,000 on long term debt financing, placed deposits on machinery and equipment of $482,000 and paid down principal on long term debt and capital leases of approximately $30,000. The result of the above was a decrease in cash and cash equivalents of approximately $97,000 for the three months ended June 30, 2000. The Company's current ratio was 1.47 at June 30, 2000, and the Company is within terms on all its obligations.

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks, and outlooks for operating results. All forward-looking statementsinvolve a number of risks and uncertainties that could cause theactual results to differ materially from the projected results,including problems that may arise on the part of third partiesover whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

     There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 2000.

Item 2    Change in Securities:

     In connection with a private placement of the Company's 9% Convertible Subordinated Promissory Notes, the Company's Board of Directors has authorized the issuance of 6,000,000 of the Company's unregistered, restricted common shares to members of Beres Acquisition Partnership for services rendered and assistance in entry into manufacture of a new product line.

Item 3    Default Upon Senior Securities:

               None

Item 4    Submission of Matters to a Vote of Security Holders:

               None

Item 5    Other Information:

               None

Item 6    Exhibits and Reports on Form 8-K:

          Form 8-K filed 05/12/00 - Item 1, Changes in Control of Registrant and Item 5, Other Events.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BERES INDUSTRIES, INC.
Date:  August 21, 2000                 (Registrant)




                                   /s/ Charles Beres, Jr.
                                   Charles Beres, Jr., President



                                   /s/ Joel Schonfeld
                                   Joel Schonfeld, Chairman
                                   of the Board