Form 10QSB
period 2000-09-30
BERES INDUSTRIES INC
filed 2000-12-13
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the 6 month period ended September 30, 2000.

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

               18,072,934 - December 5, 2000


                         BERES INDUSTRIES, INC.
                           FORM 10-QSB
                         SEPTEMBER 30, 2000






Part I: Financial Information

Item 1:  Financial Statements:                                      Page

     Balance Sheets as of September 30, 2000 and
      March 31, 2000                                                 F-2

     Statements of Operations
      For the Three Months Ended
        September 30, 2000 and 1999                                  F-3

     Statements of Operations
       For the Six Months Ended
        September 30, 2000 and 1999                                  F-4

     Statement of Changes in Stockholders' Equity
      For the Three Months Ended September 30, 2000                  F-5

     Statements of Comprehensive Income (Loss)
      For the Three Months Ended
        September 30, 2000 and 1999                                  F-6

     Statements of Comprehensive Income (Loss)
       For the Six Months Ended
        September 30, 2000 and 1999                                  F-7

     Statements of Cash Flows
      For the Six Months Ended
        September 30, 2000 and 1999                                  F-8

     Notes to Financial Statements                           F-9 to F-12

Item 2:  Management's Discussion and Analysis, Material
     Changes in Financial Condition and Results of Operations

                          BERES INDUSTRIES, INC.
                               BALANCE SHEETS

       ASSETS                                     9/30/00       3/31/00
Current Assets:
  Cash and cash equivalents                    $  217,000     $  259,000
  Marketable securities                             -              4,000
  Accounts receivable, less allowance for
    doubtful accounts of $25,000                  295,000        265,000
  Inventories:
   Raw materials                                   52,000         48,000
   Work-in-process                                 16,000         43,000
   Finished goods                                  74,000         63,000
  Prepaid expenses and other current assets        12,000         12,000
       Total Current Assets                       666,000        694,000

Property, Plant and Equipment - Net             1,139,000      1,176,000

Other Assets:
  Deposits on equipment                           538,000           -
  Debt issuance costs - net                       108,000           -
  Other assets                                     38,000         36,000
       Total Other Assets                         681,000         36,000

       TOTAL ASSETS                            $2,486,000     $1,906,000

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt         $   84,000     $   83,000
  Current maturities of capital lease
         obligations                                6,000         23,000
  Accounts payable and accrued expenses           237,000        233,000
  Customer deposits                                14,000        131,000
       Total Current Liabilities                  341,000        470,000

Long-Term Debt, Less Current Maturities        $1,456,000     $  650,000

Commitments and Contingencies                       -               -

Stockholders' Equity:
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued - 18,662,000 shares at 9/30/00
   Outstanding - 18,073,000 shares at 9/30/00     373,000        248,000
  Capital in excess of par value                3,587,000      3,445,000
  Accumulated other comprehensive income (loss)     -              4,000
  Accumulated deficit                          (3,124,000)    (2,741,000)
                                                  836,000        956,000
  Treasury Stock - 589,000 shares                (147,000)          -
  Common stock receivable                           -           (170,000)
       Total Stockholders' Equity                 689,000        786,000

    TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $2,486,000   $  1,906,000

Unaudited - See accompanying notes to financial statements

                           BERES INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                    2000              1999

Net Sales                                 $       599,000        $  427,000

Costs and Expenses:
  Cost of goods sold                              418,000           314,000
  Selling, general and administrative
   expenses                                       192,000           154,000
  Consultant Compensation                             -                -

  Total Costs and Expenses                        610,000           468,000

Operating Loss                                    (11,000)          (41,000)

Other Income (Expense):
  Interest and other income                         4,000             3,000
  Interest expense                                (34,000)          (19,000)

       Total Other Income (Expense)-Net           (30,000)          (16,000)

Loss From Operations                      $       (41,000)       $  (57,000)


Net Loss Per Common Share -
  Basic and Diluted                       $          (.01)          $  (.01)

Shares Used in Per Share Calculation:
  Basic and Diluted                            16,186,000        12,412,000

Unaudited - See accompanying notes to financial statements

                          BERES INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                    2000              1999

Net Sales                                 $     1,041,000        $  846,000

Costs and Expenses:
  Cost of goods sold                              763,000           651,000
  Selling, general and administrative
   expenses                                       380,000           324,000
  Consultant Compensation                         206,000              -

  Total Costs and Expenses                      1,349,000           975,000

Operating Loss                                   (308,000)         (129,000)

Other Income (Expense):
  Interest and other income                         7,000             7,000
  Interest expense                                (82,000)          (37,000)

       Total Other Income (Expense)-Net           (75,000)          (30,000)

Loss From Operations                      $      (383,000)      $  (159,000)


Net Loss Per Common Share -
  Basic and Diluted                       $          (.02)      $      (.01)

Shares Used in Per Share Calculation:
  Basic and Diluted                            16,186,000        12,412,000

Unaudited - See accompanying notes to financial statements

                             BERES INDUSTRIES, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                         Accumulated
                                           Capital in       Other
                         Common Stock       Excess of   Comprehensive   Accumulated  Common Stock       Treasury Stock
                    Shares     Par Value    Par Value      Income         Deficit     Receivable      Shares    Amount
Balance,
March 31, 2000   12,412,000   248,000       3,445,000      4,000       (2,741,000)    (170,000)         -         -

Six Months Ended
 September 30,2000
  Net Loss           -          -             -              -           (383,000)        -             -         -

Acquisition of
Treasury Stock       -          -             -              -             -           170,000        589,000  (147,000)

Issuance of
Common Stock      6,250,000   125,000         142,000        -             -              -             -         -

Other
 Comprehensive
 Income              -          -             -           (4,000)          -              -             -         -


Balance,
 September 30,
   2000          18,662,000 $ 373,000      $3,587,000    $  -         $(3,124,000)     $  -           589,000 $(147,000)

Unaudited - See accompanying notes to financial statements

                          BERES INDUSTRIES, INC.
                 STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         2000            1999

  Net loss                                      $     (41,000)    $   (57,000)

  Other Comprehensive Income (Loss):
     Unrealized loss on available for
      sale securities arising during period                -             -

  Comprehensive Loss                            $     (41,000)    $    (57,000)

  Unaudited - See accompanying notes to financial statements

                          BERES INDUSTRIES, INC.
                 STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         2000            1999

  Net loss                                      $    (383,000)    $   (159,000)

  Other Comprehensive Income (Loss):
     Unrealized loss on available for
      sale securities arising during period            (4,000)           1,000

  Comprehensive Loss                            $    (387,000)    $    (158,000)




  Unaudited - See accompanying notes to financial statements

                               BERES INDUSTRIES, INC.
                              STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                            2000        1999


  Net loss                                        $      (383,000)  $ (159,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                           45,000       44,000
   Noncash compensation expense                           206,000          -
   Noncash interest expense on treasury stock              23,000          -
   Changes in operating assets and liabilities:
     Accounts receivable - trade                          (30,000)     (39,000)
     Inventories                                           12,000     (119,000)
     Prepaid expenses & other current assets                  -          8,000
     Accounts payable and accrued expenses                  4,000       (3,000)
     Customer deposits                                   (117,000)     199,000
       Net cash used in operating activities             (240,000)     (69,000)

Cash Flows Used In investing Activities:
  Deposits on machinery and equipment                    (537,000)        -

Cash Flows Used In Financing Activities:
  Principal payments on long-term debt                    (43,000)     (40,000)
  Principal payments on capital lease
   obligations                                            (17,000)     (14,000)
  Proceeds from long-term debt, net                       795,000         -
      Net cash provided by (used in) financing
       activities                                         735,000      (54,000)

Net Decrease In Cash And Cash Equivalents                 (42,000)    (123,000)

Cash And Cash Equivalents, Beginning Of Period            259,000      458,000

Cash And Cash Equivalents, End Of Period          $       217,000   $  335,000



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                      $        34,000   $   37,000
    Income taxes                                  $           200   $      250

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of note receivable into
   treasury stock                                         170,000           -
  Stock issued as compensation                            267,000           -

  Unaudited - See accompanying notes to financial statements

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

         Footnote disclosures normally included in financial statements pre-pared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regu-lations of the Securities and Exchange Commission. However, the footnotes below were added to disclose additional information for this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended March 31, 2000.

Note 2 - Long-Term Debt:

         Long-term debt at September 30, 2000 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due
         November 2006.  The loan is secured by a first lien
         on the building and improvements and all fixtures,
         machinery and systems servicing the building therein.        $ 688,000

         Note payable, interest at 6.8%, due January 2001.
         The loan is secured by an automobile.                            2,000

         Convertible subordinated notes, interest at 9%
         payable semi-annually on September 30 and December 31,
         due December 2004.  The notes are convertible
         anytime at the rate of one share of common stock
         for each $.50 principal amount of the note.                    850,000

         Total long-term debt                                         1,540,000

           Less: Current maturities                                      84,000

         Long-Term Debt, Less Current Maturities                     $1,456,000

                          BERES INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS


Note 2 - Long-Term Debt(Continued):

         Future maturities of long-term debt are as follows:

           Period Ending September 30
                2001                              $   84,000
                2002                                  89,000
                2003                                  99,000
                2004                                 108,000
                2005                                 968,000
                2006 and subsequent                  192,000
                    Total                         $1,540,000

Note 3 - Interim Segment Information Reporting:
     Segment Information - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis. The Company discusses its segments in its Management's Discussion and Analysis appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

     The Athenia Plastics Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Athenia were $5,000 for the three months ended September 30, 2000 as compared to $4,000 for the three months ended September 30, 1999 and were $9,000 for the six months ended September 30, 2000 as compared to $13,000 for the six months ended September 30, 1999.

     Information about the Company's segments is as follows for the three months ended September 30, 2000 and 1999 and for the six months ended September 30, 2000 and 1999:

                       Three Months Ended                Three Months Ended
                       September 30, 2000                September 30, 1999
                                Operating                            Operating
     Segment            Sales  Income (Loss)         Sales        Income (Loss)
Precision Molds     $ 252,000  $     (3,000)    $  137,000        $    (33,000)
Custom Molding        289,000       (55,000)       236,000             (21,000)
Finished Ribbons       58,000       (63,000)        54,000             (29,000)
         Totals     $ 599,000  $    (11,000)    $  427,000        $    (41,000)


                        Six Months Ended                  Six Months Ended
                       September 30, 2000                 September 30, 1999
                                Operating                            Operating
     Segment        Sales     Income (Loss)          Sales         Income (Loss)
Precision Molds     $ 386,000  $   (152,000)    $  241,000        $    (77,000)
Custom Molding        539,000        23,000        474,000              14,000
Finished Ribbons      116,000      (179,000)       131,000             (66,000)
         Totals    $1,041,000  $   (308,000)    $  846,000        $   (129,000)

                          BERES INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS



Note 3 - Interim Segment Information Reporting (Continued):


         Reconciliation of segment operating income (loss) to total company net loss for the three months ended September 30, 2000 and 1999 and for the six months ended September 30, 2000 and 1999:

                                 Three Months Ended       Three Months Ended
                                 September 30, 2000        September 30, 1999

Total Segment Operating Income (Losses)  $  (11,000)         $    (41,000)
Interest Expense                            (34,000)              (19,000)
Interest and Other Income                     4,000                 3,000
         Net Loss                        $  (41,000)         $    (57,000)


                                 Six Months Ended         Six  Months Ended
                                September 30, 2000        September 30, 1999

Total Segment Operating Income (Losses)  $ (308,000)         $   (129,000)
Interest Expense                            (82,000)              (37,000)
Interest and Other Income                     7,000                 7,000
         Net Loss                        $ (383,000)         $   (159,000)


         As of the last annual report (Form 10-KSB) as of March 31, 2000, there have been no material changes in total assets during the six months ended September 30, 2000 and there have been no material changes in the basis of measurement of segment accounting during the six months ended September 30, 2000.

                          BERES INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS



Note 4 - Issuance of Common Stock and Options:

   Pursuant to an announced stock purchase agreement with a New York Investor Group (Beres Acquisition Partnership or BAP) signed last October, $850,000 of its planned
   $1,000,000 private placement of 9% Convertible
   Subordinated Promissory Notes had been sold by BAP, resulting in a change of control. Meanwhile BAP will seek to complete the $150,000 balance of the offering.

   As set forth in the stock purchase agreement, the partners of BAP have been issued six million shares of restricted Beres Industries' common stock. An additional 250,000 shares were issued to outside consultants for services related to this transaction.
   Consideration paid for the shares consisted of services in connection with the financing and technical assistance relative to the expansion of the Company's product line and the origination of new product sales.

   Based upon completion of the minimum amount of the Private Placement, the Registrant has placed deposits for equipment and molds and is obtaining equipment financing. However, the Registrant's ability to successfully commence manufacture of its new product line, will be dependent upon BAP raising the balance of the Private Placement.

                          PART I - ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the six months and three months ended September 30, 2000 increased by $195,000 or 23% and $172,000 or 40.3% from the respective 1999 periods. Net Sales by segment were as follows:

                               Six Months                 Three Months
                             Ended September 30,        Ended June 30,
                        2000         1999             2000       1999
Precision Molds    $  386,000   $  241,000        $ 252,000  $ 137,000
Custom Molding        539,000      474,000          281,000    236,000
Finished Ribbons      116,000      131,000           58,000     54,000
                   $1,041,000   $  846,000        $ 599,000  $ 427,000

Precision Mold's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the six months and three months ended September 30, 2000, sales for this product segment increased $145,000 or 60.2% and $115,000 or 83.9% from
the respective 1999 periods.   These increases are primarily the result of a
strong backlog. The current backlog for precision molds has weakened considerably resulting in Management's expectation that sales for the segment will be at reduced levels in the immediate future.

Custom molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased approximately $65,000 or 13.7%, and $53,000 or 22.5% for the six months and three months ended September 30, 2000 when compared to their respective 1999 periods. These increases are primarily the result an increase in ribbon cartridge kits molded for customers in the ribbon industry during the current year. Despite these increases, the product segment will be discontinued during the current quarter as the Company begins to implement its plan to begin the manufacture of a new product line (See Private Placement and Proposed New Product Line).

Finished ribbon cartridge sales decreased approximately $15,000 or 11.5%, for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. For the three months ended September 30, 2000, finished ribbon cartridge sales increased $4,000 or 7.4% when compared to the similar 1999 period. The overall decrease in sales is primarily the result of a continued shrinking market for impact printer ribbon cartridges. The short term increased is the result of the timing of shipments. As mentioned, in the Custom Molding segment above, this product segment will also be discontinued during the current quarter as the Company begins to implement its plan to begin the manufacture of a new product line. (See Private Placement and Proposed New Product Line).

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales decreased to 73.3% from 77.0% and to 69.8% from 73.% for the six months and three months ended September 30, 2000 as compared to the six months and three months ended September 30,1999. These decreases are primarily the result of the increased volume in the 2000 periods.

Selling, general and administrative expenses increased approximately $56,000 amd $38,000 for the six months and three months periods ended September 30, 2000 as compared to the similar 1999 periods. These increases are primarily the result of certain salaries during the current year as well as increases in legal and accounting fees primarily resulting from costs associated with the ongoing private placement.

Consultant compensation during the six months ended September 30, 2000 was $206,000 as compared to $0.00 for the six months ended September 30, 1999. This compensation is the value of stock issued to Beres Acquisition Partners for services rendered pursuant to the ongoing private placement and assistance in entering the manufacture of a new product line as discussed in past filings.

Interest and other income remained at $7,000 for the six months ended September 30, 2000 and September 30, 1999. For the three months ended September 30, 2000, interest and other income increased $1,000 from the similar 1999 period. This increase is the result of higher interest earned during the most recent quarter on higher invested cash balance.

Interest expense increased approximately $45,000 amd $15,000 for the six months and three months ended September 30, 2000 as compared to the similar 1999 periods. These increases are primarily the result of interest due on the Notes Payable relative to the private placement.

Net Income (loss) for the six months ended September 30, 2000 increased to ($383,000) from a net loss of($159,000) for the comparable 1999 period. Included in the 2000 number is a one time non cash consultant compensation expense of $206,000 as explained above. For the three months ended September 30, 2000, the Company posted a net loss was of($41,000) as compared to a net loss of ($57,000) for the three months ended September 30, 1999. The decrease in loss for both periods, exclusive of the consultant compensation, is primarily attributable to the increse in sales which resulted in a higher gross margin.

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

As of December 1, 2000, $850,000 of the private placement has been closed on. The Company has received commitments for most of the additional debt financing and has placed deposits on most of the equipment and molds required for manufacturing. However, the Company's ability to successfully commence manufacture of its new product line, is dependent upon BAP raising the balance of the private placement and receiving the balance of commitments for the debt financing necessary to complete the acquisition of the new manufacturing equipment. The outlook for BAP's ability to raise the balance of the private placement and receive the balance of commitments for financing, is not clear at this time.

In anticipation of the receipt of the balance of the Company's financing requuirements, the Board of Directors instructed the Company to notify customers that manufacturing operations of existing molded product would cease on December 28, 2000. A transition to the new product line is scheduled to take place during January 2001. Any failure to raise the balance of the funds and financing required to implement the new manufacturing program will have a direct affect on the Company's ability to continue as a going concern.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of approximately $325,000 at September 30, 2000 as compared to working capital of $224,000 at March 31, 2000. At September 30, 2000, the Company had cash and cash equivalents of approximately $217,000 as compared to $259,000 at March 31, 2000. Operations used cash of approximately $240,000., During the six months ended September 30, 2000, the Company received net proceeds from the private placement of approximately $795,000, placed deposits on machinery and equipment of approximately $537,000 and paid principal on long-term debt and capital leases of $60,000 resulting in a net decrease in cash of approximately $42,000. The Company's current ratio at September 30, 2000 was 1.95 and the Company is within terms on all its obligations except for the convertible notes relating to the private placement.

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words
"believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks and outlooks for operating results. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results,including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

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


                                          BERES INDUSTRIES, INC.
Date:    December 7, 2000                   (Registrant)



                                   ______________________________
                                        Charles Beres, Jr., President


                                   ______________________________
                                        Joel Schonfeld, Chairman
                                             of the Board