Form 10QSB/A
period 2000-09-30
BERES INDUSTRIES INC
filed 2000-12-18
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         FORM 10-QSB/A

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

               18,072,934 - December 5, 2000

NOTE: THIS FORM 10-QSB/A IS BEING FILED TO INCLUDE SIGNATURES
      INADVERTANTLY NOT INCLUDED IN THE ORIGINAL FILING

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BERES INDUSTRIES, INC.
Date: December 7, 2000                      (Registrant)


                                        s/ CHARLES BERES, JR.
                                        ___________________________
                                        Charles Beres, Jr., President

                                        s/ JOEL SCHONFELD
                                        ______________________________
                                        Joel Schonfeld, Chairman
                                             of the Board