Form 10QSB
period 2000-12-31
BERES INDUSTRIES INC
filed 2001-03-05
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the 9 month period ended December 31, 2000.

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

     For the transition period from             to

                Commission File No.  0-14840

                             BERES INDUSTRIES, INC.
                -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         New Jersey                             22-1661772
--------------------------------           -------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

                             1785 Swarthmore Avenue
                           Lakewood, New Jersey 08701
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code (732) 367-5700
                                                   --------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes _X_     No ___           (2) Yes _X_     No ___


State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

               18,072,934 - February 15, 2001

Part I: Financial Information

Item 1:  Financial Statements (SEE 12/31/2000 REPORT, TO BE INSERTED HERE)

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000





                                                                      PAGE

Part I: Financial Information

Item 1:  Financial Statements:

           Balance Sheets as of December 31, 2000 and
            March 31, 2000                                            F-2

           Statements of Operations
            For the Three Months Ended
              December 31, 2000 and 1999                              F-3

           Statements of Operations
             For the Nine Months Ended
               December 31, 2000 and 1999                             F-4

           Statement of Changes in Stockholders' Equity
            For the Nine Months Ended December 31, 2000               F-5

           Statements of Comprehensive Income (Loss)
            For the Three Months Ended
              December 31, 2000 and 1999                              F-6

           Statements of Comprehensive Income (Loss)
             For the Nine Months Ended
              December 31, 2000 and 1999                              F-7

           Statements of Cash Flows
            For the Nine Months Ended
              December 31, 2000 and 1999                              F-8

           Notes to Financial Statements                             F-9 to F-12

Item 2:  Management's Discussion and Analysis, Material
           Changes in Financial Condition and Results of Operations




                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS

               ASSETS                                         12/31/00       3/31/00
               ------                                         --------       -------
Current Assets:
     Cash and cash equivalents                              $  200,000    $   259,000
     Marketable securities                                        --            4,000
     Accounts receivable, less allowance for
       doubtful accounts of $25,000                            179,000        265,000
     Inventories:
      Raw materials                                             30,000         48,000
      Work-in-process                                           23,000         43,000
      Finished goods                                            37,000         63,000
     Prepaid expenses and other current assets                    --           12,000
                                                           -----------    -----------
               Total Current Assets                            469,000        694,000

Property, Plant and Equipment - Net                          1,119,000      1,176,000

Other Assets:
     Deposits on equipment                                     592,000           --
     Debt issuance costs - net                                  97,000           --
     Other assets                                               36,000         36,000
                                                           -----------    -----------
               Total Other Assets                              725,000         36,000

               TOTAL ASSETS                                $ 2,313,000    $ 1,906,000
                                                           ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                  $ 1,518,000    $    83,000
     Current maturities of capital lease obligations              --           23,000
     Accounts payable and accrued expenses                     209,000        233,000
     Customer deposits                                            --          131,000
                                                           -----------    -----------
               Total Current Liabilities                     1,727,000        470,000

Long-Term Debt, Less Current Maturities                           --          650,000

Commitments and Contingencies                                     --             --

Stockholders' Equity:
     Common stock, par value $.02 per share:
      Authorized - 21,000,000 shares
      Issued - 18,662,000 shares at 12/31/00
      Outstanding - 18,073,000 shares at 12/31/00              373,000        248,000
     Capital in excess of par value                          3,481,000      3,445,000
     Accumulated other comprehensive income (loss)                --            4,000
     Accumulated deficit                                    (3,121,000)    (2,741,000)
                                                           -----------    -----------
                                                               733,000        956,000
     Treasury Stock - 589,000 shares                          (147,000)
     Common stock receivable                                      --         (170,000)
                                                           -----------    -----------
               Total Stockholders' Equity                      586,000        786,000
                                                           -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $ 2,313,000    $ 1,906,000
                                                           ===========    ===========





Unaudited - See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                          2000      1999


Net Sales                                         $    426,000    $    524,000

Costs and Expenses:
     Cost of goods sold                                275,000         357,000
     Selling, general and administrative
   expenses                                            217,000         162,000
     Consultant Compensation                          (101,000)           --
                                                  ------------    ------------

     Total Costs and Expenses                          391,000         519,000
                                                  ------------    ------------

Operating Income                                        35,000           5,000

Other Income (Expense):
     Interest and other income                           2,000           3,000
     Interest expense                                  (34,000)        (18,000)
                                                  ------------    ------------

               Total Other Income (Expense)-Net        (32,000)        (15,000)
                                                  ------------    ------------

Income (Loss) From Operations                     $      3,000    $    (10,000)
                                                  ============    ============


Net Income (Loss) Per Common Share -
     Basic and Diluted                                    --              (.01)
                                                  ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                              16,186,000      12,412,000
                                                  ============    ============

Unaudited - See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000           1999
                                                         ----           ----


Net Sales                                          $  1,467,000    $  1,370,000

Costs and Expenses:
     Cost of goods sold                               1,038,000       1,008,000
     Selling, general and administrative
   expenses                                             597,000         486,000
     Consultant Compensation                            105,000            --
                                                   ------------    ------------

     Total Costs and Expenses                         1,740,000       1,494,000

Operating Loss                                         (273,000)       (124,000)

Other Income (Expense):
     Interest and other income                            9,000          10,000
     Interest expense                                  (116,000)        (55,000)
                                                   ------------    ------------

               Total Other Income (Expense)-Net        (107,000)        (45,000)
                                                   ------------    ------------

Loss From Operations                               $   (380,000)   $   (169,000)
                                                   ============    ============


Net Loss Per Common Share -
     Basic and Diluted                                     (.02)           (.01)
                                                   ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                               16,186,000      12,412,000
                                                   ============    ============




Unaudited - See accompanying notes to financial statements.




                                                          BERES INDUSTRIES, INC.
                                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED DECEMBER 31, 2000

                                                              ACCUMULATED
                                                CAPITAL IN       OTHER
                           COMMON STOCK          EXCESS OF   COMPREHENSIVE   ACCUMULATED  COMMON STOCK           TREASURY STOCK
                       SHARES       PAR VALUE    PAR VALUE      INCOME         DEFICIT     RECEIVABLE        SHARES        AMOUNT
                       ------       ---------    ----------  --------------  -----------  -------------      --------    ---------


Balance,
March 31, 2000        12,412,000   $   248,000   $ 3,445,000   $     4,000    $(2,741,000)   $  (170,000)          --     $      --

Nine Months Ended
December 31,2000 -
  Net Loss                  --            --            --            --         (380,000)          --             --            --

Acquisition of
Treasury Stock              --            --            --            --             --          170,000        589,000      147,000

Issuance of
Common Stock           6,250,000       125,000        36,000          --             --             --             --            --

Other
 Comprehensive
 Income                     --            --            --          (4,000)          --             --             --            --
                     -----------   -----------   -----------   -----------    -----------    -----------    -----------  -----------


Balance,
December 31,2000      18,662,000   $   373,000   $ 3,481,000   $      --      $(3,121,000)   $      --          589,000  $   147,000
                     ===========    ===========  ===========   ===========    ===========  ===========      ===========  ===========





Unaudited - See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                             2000         1999
                                                             ----         ----

Net Income (loss)                                         $  3,000     $(10,000)

Other Comprehensive Income (Loss):
       Unrealized loss on available for
        sale securities arising during period                 --          2,000
                                                          --------     --------

Comprehensive Income (Loss)                               $  3,000     $ (8,000)
                                                          ========     ========


Unaudited - See accompanying notes to financial statements.






                             BERES INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                           2000         1999
                                                           ----         ----

Net loss                                               $(380,000)     $(169,000)

Other Comprehensive Income (Loss):
       Unrealized loss on available for
        sale securities arising during period             (4,000)         3,000
                                                       ---------      ---------

Comprehensive Loss                                     $(384,000)     $(166,000)
                                                       =========      =========



Unaudited - See accompanying notes to financial statements.





                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000        1999
                                                             ----        ----


     Net loss                                            $(380,000)   $(169,000)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                        72,000       66,000
       Noncash compensation expense                        105,000         --
       Noncash interest expense on treasury stock           23,000         --
       Changes in operating assets and liabilities:
           Accounts receivable - trade                      86,000       10,000
           Inventories                                      64,000     (102,000)
           Prepaid expenses & other current assets          12,000        9,000
           Accounts payable and accrued expenses           (24,000)     (23,000)
           Customer deposits                              (131,000)     116,000
                                                         ---------    ---------
               Net cash used in operating activities      (173,000)     (93,000)

Cash Flows Used In Investing Activities:
      Deposits on machinery and equipment                 (592,000)        --

Cash Flows Used In Financing Activities:
      Principal payments on long-term debt                 (65,000)     (59,000)
      Principal payments on capital lease
       obligations                                         (23,000)     (24,000)
      Proceeds from long-term debt, net                    794,000         --
                                                         ---------    ---------
             Net cash provided by (used in) financing
              activities                                   706,000      (83,000)
                                                         ---------    ---------

Net Decrease In Cash And Cash Equivalents                  (59,000)    (176,000)

Cash And Cash Equivalents, Beginning Of Period             259,000      458,000
                                                         ---------    ---------

Cash And Cash Equivalents, End Of Period                 $ 200,000    $ 282,000
                                                         =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                         $  49,000    $  55,000
        Income taxes                                     $     200    $     250

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
      Conversion of note receivable into
       treasury stock                                      170,000         --
      Stock issued as compensation                         154,000         --




See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

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

NOTE 2 - LONG-TERM DEBT:
------------------------

          Long-term debt at December 31, 2000 is summarized as follows:

          Mortgage payable to bank, interest at 8.6%, due November 2006. The loan is secured by a first mortgage Lien on the building and improvements and all fixtures, machinery and systems servicing the building therein.
                                                                       $ 668,000

          Convertible subordinated notes, interest at 9% payable semi-annually on June 30 and December 31, due December 2004, which are secured by a second mortgage on the Company's building and improvements. The notes are convertible anytime at the rate of one share of common stock for each $.50 principal amount of the note.
                                                                         850,000
                                                                      ----------

          Total long-term debt                                         1,518,000

          Less: Current maturities                                     1,518,000
                                                                      ----------

          Long-Term Debt, Less Current Maturities                     $    --
                                                                      ==========

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - LONG-TERM DEBT(CONTINUED):

          The Company is subject to a number of covenants under these debt agreements. One of the covenants associated with the Convertible Subordinated Notes requires a reverse stock split by December 31, 2000. Due to a technical default this did not occur, therefore, the debt is classified as current. The Company is also not in compliance with certain requirements of the first mortgage lien, thereby also resulting in the classification of this debt as current.

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

          The Athenia Plastics Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Athenia were $0 for the three months ended December 31, 2000 as compared to $2,000 for the three months ended December 31, 1999 and were $9,000 for the nine months ended December 31, 2000 as compared to $16,000 for the nine months ended December 31, 1999.

          Information about the Company's segments is as follows for the three months ended December 31, 2000 and 1999 and for the nine months ended December 31, 2000 and 1999:

                               Three Months Ended   Three Months Ended
                               December 31, 2000     December 31, 1999

                                      OPERATING              OPERATING
     SEGMENT                  SALES  INCOME (LOSS)  SALES  INCOME (LOSS)
     -------                  -----  -------------  -----  -------------
Precision Molds             $ 98,000   $(24,000)   $252,000   $  1,000
Custom Molding               270,000     73,000     220,000     32,000
Finished Ribbons              58,000    (14,000)     52,000    (28,000)
                            --------   --------    --------   --------
          Totals            $426,000   $ 35,000    $524,000   $  5,000
                            ========   ========    ========   ========


                         Nine Months Ended          Nine Months Ended
                        December 31, 2000          December 31, 1999

                                  OPERATING                  OPERATING
     SEGMENT           SALES    INCOME (LOSS)    SALES     INCOME (LOSS)
     -------           -----    -------------    -----     -------------
Precision Molds     $  484,000   $ (175,000)   $  493,000   $  (80,000)
Custom Molding         809,000       96,000       693,000       49,000
Finished Ribbons       174,000     (194,000)      184,000      (93,000)
                    ----------   ----------    ----------   ----------
          Totals    $1,467,000   $ (273,000)   $1,370,000   $ (124,000)
                    ==========   ==========    ==========   ==========

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - INTERIM SEGMENT INFORMATION REPORTING (CONTINUED):


          Reconciliation of segment operating income (loss) to total company net loss for the three months ended December 31, 2000 and 1999 and for the nine months ended December 31, 2000 and 1999:.

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                        DECEMBER 31, 2000    DECEMBER 31, 1999
                                        ------------------   -----------------

Total Segment Operating Income (Losses)     $ 35,000                   $  5,000
Interest Expense                             (34,000)                   (18,000)
Interest and Other Income                      2,000                      3,000
                                            --------                   --------
                   Net Income (Loss)        $  3,000                   $(10,000)
                                            ========                   ========


                                       NINE MONTHS ENDED       NINE MONTHS ENDED
                                       DECEMBER 31, 2000       DECEMBER 31, 1999
                                       -----------------       -----------------

Total Segment Operating Income (Losses)   $(273,000)                  $(124,000)
Interest Expense                           (116,000)                    (55,000)
Interest and Other Income                     9,000                      10,000
                                          ---------                   ---------
                   Net Loss               $(380,000)                  $(169,000)
                                          =========                   =========


          As of the last annual report (Form 10-KSB) as of March 31, 2000, there have been no material changes in total assets during the nine months ended December 31, 2000 and there have been no material changes in the basis of measurement of segment accounting during the nine months ended December 31, 2000.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - ISSUANCE OF COMMON STOCK AND OPTIONS:
----------------------------------------------

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

          Based upon completion of the minimum amount of the Private Placement, the Registrant has placed deposits for equipment and molds and is obtaining equipment financing. However, the Registrant's ability to successfully commence manufacture of its new product line, will be dependent upon BAP raising the balance of the Private Placement and obtaining the balance of the necessary financing commitments. Subsequent to the period end, an additional $125,000 was raised from the private placement.

NOTE 5 - SUBSEQENT EVENTS:
--------------------------

          On January 10, 2001, the Company auctioned all machinery and equipment related to the Custom Molding and Finished Ribbon segments in connection with the Company's plan to phase out of its existing operations other than Precision Molds and enter into the manufacturing of a proprietary product line of five gallon plastic pails for the paint, chemical and food service markets. The proceeds from the auction exceeded the net book value of the assets by approximately $200,000.

Item 2:  Management's Discussion and Analysis, Material Changes
               in Financial Condition and Results of Operations


RESULTS OF OPERATIONS

NET SALES for the nine months ended December 31, 2000 increased by $97,000 or
7.1 % from the respective 1999 period. Net Sales decreased $98,000 or 18.7 % to $426,000 for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. Net Sales by segment were as follows:

                          Nine Months            Three Months
                      Ended December 31,       Ended December 31,

                      2000        1999        2000         1999

Precision Molds  $  484,000  $  493,000      98,000     $ 252,000
Custom Molding      809,000     693,000     270,000       220,000
Finished Ribbons    174,000     184,000      58,000        52,000

                 $1,467,000  $1,370,000  $  426,000     $ 524,000


Precision Molds sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the nine months and three months ended December 31, 2000, Precision Molds sales decreased $9,000 or 2% and $154,000 or 61.1% from the similar periods of 1999. These decreases are primarily the result of a severe decrease in backlog and orders for this product segment as evidenced by the significant decrease in the most recent quarter. It is anticipated that this trend will continue during the immediate future.

Custom Molding consists of the Company's injection molding operations, including ribbon cartridge kits molded and sold to outside customers in the ribbon industry, as well as the sale of custom molded contract products to plastic product manufacturers. Sales for this segment increased approximately $116,000 or 16.7%, and $50,000 or 22.7% for the nine months and three months ended December 31, 2000 when compared to the nine months and three months ended December 31, 1999. These increases are primarily the result of transition orders place by customers prior to the shutdown of this product segment for conversion to plastic pail manufacturing.

Finished ribbon cartridge sales decreased approximately $10,000 or 5.4% for the nine months ended December 31, 2000 as compared to the respective 1999 period. For the three months ended December 31, 2000, sales for this product segment increased $6,000 or 11.5% when compared to the three months ended December 31, 1999. The decrease is the continued trend in the market for impact ribbon cartridges which was partially offset by transition orders placed by customers when notified that this product segment was being shutdown for conversion to plastic pail manufacturing.

CONTRACT COSTS AND COSTS OF GOODS SOLD vary based upon sales volume and product mix. Cost of sales was 70.8% and 64.6% for the nine months and three months ended December 31, 2000 as compared to 73.6% and 68.1% for the respective periods in 1999. The improvement in costs of sales is primarily the result of a more favorable product mix, namely the higher percentage of total sales attributed to custom molding which produced a higher gross margin than usual.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately $111,000 to $597,000 and $55,000 to $217,000 for the nine months and three months ended December 31, 2000 as compared to the respective 1999 periods. These increases are primarily the result of increased costs regarding the transition to plastic pail manufacturing, which transition is now under way.

CONSULTANT COMPENSATION decreased $101,000 during the three months ended December 31, 2000 to a total of $105,000 for the nine months ended December 31, 2000. The consultant compensation is the value placed on the shares which were issued to certain individual members of Beres Acquisition Partners (BAP) for services rendered as specified in the Stock Purchase Agreement between the Company and BAP. The decrease resulted from a recalculation of the share value as of the date of authorization for the share issuance.

INTEREST AND OTHER INCOME decreased approximately $1,000 for both the nine months and three months ended December 31, 2000 from the similar 1999 periods. The decrease in interest is primarily the result of lower interest earned on lower cash balances invested.

INTEREST EXPENSE increased approximately $61,000 and $16,000 for the nine months and three months ended December 31, 2000 as compared to December 31, 1999. These increases are primarily the result of the additional debt incurred as a result of the transition to plastic pail manufacturing.

NET INCOME (LOSS) for the nine months ended December 31, 2000 was ($380,000) as compared to ($169,000) for the similar period of 1999. This increase is primarily the result of the consultant compensation discussed above as well as uncapitalized costs resulting from the transition to plastic pail manufacturing. For the three months ended December 31, 2000, the Company had net income of $3,000 as compared to a net loss of ($10,000) for the comparable period in 1999. This improvement resulted from the adjustment to consultant compensation discussed above.

PRIVATE PLACEMENT AND PROPOSED NEW PRODUCT LINE

As disclosed in previous filings, on October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York General Partnership (BAP). It is the Company's and BAP's intention to raise $1,000,000 through a private placement of 9% convertible subordinated promissory notes (the "Notes"), secure additional debt financing and enter into the manufacturing of a proprietary product line of five gallon plastic pails for the paint, chemical and food service markets, and to phase out of its existing operations other than precision molds and certain limited custom injection molding contracts.

As of December 31, 2000, $850,000 of the private placement has been closed on. The Company has received commitments for most of the additional debt financing and has placed deposits on most of the equipment and molds required for manufacturing. However, the Company's ability to successfully commence manufacture of its new product line is dependent upon BAP raising the balance of the private placement and receiving the balance of commitments and funding for the debt financing necessary to complete the acquisition of the new manufacturing equipment. The outlook for BAP's ability to raise the balance of the private placement and receive the balance of commitments for financing, is not clear at this time. Subsequent to the period end, an additional $125,000 was raised from the private placement.

In anticipation of the receipt of the balance of the Company's financing requirements, the Company notified customers that manufacturing operations of existing molded product would cease on December 28, 2000. A transition to the new product line has been taking place since January 2001. Any failure to raise the balance of the funds and financing required to implement the new manufacturing program will have a direct affect on the Company's ability to continue as a going concern.

Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of December 31, 2000. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders.

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had no working capital at December 31, 2000 as compared to working capital of $224,000 at March 31, 2000. At December 31, 2000, the Company had cash and cash equivalents of approximately $200,000 as compared to $259,000 at March 31, 2000. During the nine months ended December 31, 2000, the Company received net proceeds from the private placement of the Notes in the amount of approximately $795,000, placed deposits on machinery and equipment of approximately $537,000 and paid principal on long-term debt and capital leases of approximately $60,000 resulting in a net decrease in cash of approximately $59,000. As of December 31, 2000, the Company's current liabilities ($1,727,000) exceeded the Company's current assets ($469,000) by $1,258,000, for a current ratio of 1:3.7.

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

PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

          There have been no material changes in legal proceedings as required to be reported on Form 10QSB from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 2000.

Item 2    Change in Securities:

                    None

Item 3    Default Upon Senior Securities:

           The Company is not in compliance with its senior mortgage financing, which is secured by the Company's building, improvements and real estate. The non-compliance follows the Company's non-payment of interest on its junior indebtedness and the Company's technical default in failing to complete a reverse split of its outstanding shares by December 31, 2000. See Part I, Item 2, above, "Management's Discussion and Analysis."

Item 4    Submission of Matters to a Vote of Security Holders:

                    None

Item 5    Other Information:

           On February ___, 2001 Joseph Delikat resigned as a Director of the Company.

Item 6 Exhibits and Reports on Form 8-K:

                    None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BERES INDUSTRIES, INC.
                                          (Registrant)


Date:                            By:___________________________
                                    Joel Schonfeld, Chairman
                                    of the Board