Form 10QSB/A
period 2000-12-31
BERES INDUSTRIES INC
filed 2001-03-08
CIK 790710

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

Item 4    Submission of Matters to a Vote of Security Holders:

                    None

Item 5    Other Information:

           On February 13, 2001 Joseph Delikat resigned as a Director of the Company.

Item 6 Exhibits and Reports on Form 8-K:

                    None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BERES INDUSTRIES, INC.
                                          (Registrant)


Date:                            By:/s/ JOEL SCHONFELD
                                    -------------------------
                                    Joel Schonfeld, Chairman
                                    of the Board