Form 10KSB
period 2001-03-31
BERES INDUSTRIES INC
filed 2001-07-13
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2001
Commission File Number 0-14840

                             BERES INDUSTRIES, INC.
---------------------------------------------------------------------------
                (Name of Small Business Issuer in its charter)

                   New Jersey                              22-1661772
 ---------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

     1785 Swarthmore Avenue, Lakewood, New Jersey             08701
 ---------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code (732) 367-5700

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.02 Par Value
 ---------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

The issuer's revenues for its most recent fiscal year were $1,487,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $939,161 on June 26, 2001 based on the last available bid quotation (.09) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on June 10, 2001 was 16,502,000

Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business.

                        General Development of Business.

         Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc. ("Supply Dynamics") were incorporated in the State of New Jersey on July 27, 1976 and October 11, 1983, respectively. As of Beres' March 31, 1998 fiscal year end, Athenia was merged into Beres and as of Beres' March 31, 1999 fiscal year end, Supply Dynamics was merged into Beres. The foregoing mergers eliminated Beres' subsidiaries and combined all operations into the parent company. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as "Beres" or the "Company"). As described below, the Company recently completed a private placement (the "Private Placement") pursuant to which the Company raised $1,000,000 for acquisition of new equipment and other costs involved with the Company's commencing a new line of business. In the fiscal year ended March 31, 2001, the Company changed its primary business to the manufacturing of plastic pails, and phased out its injection molding business. As of March 31, 2001, the Company has continued operating its Athenia Plastic Mold Division.

         A description of the Company's existing plastic pail manufacturing and mold production operations is set forth below.

                           Manufacturing Plastic Pails

Acquisition of New Equipment

         In order to manufacture the plastic pails, it was necessary for the Company to acquire new manufacturing equipment(the "New Equipment"). In the year ended March 31, 2001, the Company purchased six injection molding machines, various associated feeders, conveyors and chillers, silos for resin storage, and miscellaneous palletizing, shrink wrapping and warehousing equipment. The Company also purchased the tools (molds) necessary to manufacture the containers and lids, as well as the equipment necessary to print labeling information on the containers, together with associated conveyor, feeding and stacking equipment.

         From August 2000 to March 2001, the Company engaged in private placement, offering a minimum of $500,000 and a maximum of $1,000,000 of subordinated convertible notes. In order to purchase the equipment necessary to commence its plastic pail operations, the Company utilized funds from its private placement and obtained equipment financing from several sources. The financings include a $1,837,914 equipment loan at 9 3/4 % interest for five (5) years through Van Dorn Demag Corporation from CIT Corporation for six (6) injection molding machines; a $420,000 loan from Plas/Tool Company at 10% interest for 30 months to provide for 6 molds to be used with the Van Dorn plastic injecting machines; a $210,000 loan from Kase Equipment Corporation for the six color pail printing system; a $69,000 equipment loan with finance charges of $16,812.32 to be paid over 48 months through Budzar Industries Inc. from Orix Credit Alliance Inc., for the Company's Cooling System, Tower and Chiller pumping station; a $21,000 equipment loan from Cumberland, Inc. through Orix Credit Alliance, Inc. for the manufacturing granulator used in the pail making process. A $350,000 loan from the Lakewood Industrial Development at 3 1/2 % interest to be paid over ten (10) years for peripheral equipment is pending. Beres expects to close such loan in July 2001.

New Manufacturing Operation

         The containers manufactured and sold by the Company consist of 5-gallon plain and printed plastic containers, including a short 5-gallon container for joint compound. The containers manufactured by the Company are in common use throughout industry. Company management expects some seasonality with respect to sales, for products such as driveway sealer, paint, and joint sealer. The Company employs "just in time" inventory and manufacturing procedures.

Description of the Manufacturing Process

         Plastic container manufacturing is a process that has evolved over the last twenty-five years into a reliable and predictable process. The Company utilizes state of the art injection molding machinery. The Company's choice of equipment is based upon price, performance, and availability of financing. The Company has acquired four 650-ton presses to manufacture pails, which presses are equipped with state of the art hydraulic and electronic control systems to deliver reliability, precision and high productivity. This equipment is coupled with two 500-ton injection-molding machines to produce covers.

         The pail and cover molds that are mounted into the above presses are single cavity pail molds and dual cavity lid molds that are manufactured from custom forged, pre-hardened P-20 tool steel. The above equipment configuration allows the Company to produce, assuming 24 hour, and seven day per week operations, in excess of six million containers per year.

         The manufacturing process consists of pelletized high-density polyethylene resin that is melted and forced under high pressure by the screw in the injection molding press into the container mold. Chilled water is then circulated through the mold, cooling the part and allowing the mold to be opened and the part ejected. The estimated cycle time for the pail mold is 20 seconds per cycle, and for the cover mold, 20 seconds per cycle. The pail and/or lid then enters a conveyor system that delivers them to the stacking area where handles will be inserted on the pails, and fittings, if necessary, are inserted in the covers. Containers and lids may be manufactured in a variety of colors to suit the customer's specifications. Other containers may be sent to the printing department to be offset printed with up to four colors per design. The printing process is accomplished utilizing a Kase four-color pail printer with an ultraviolet on mandrel curing system. Pails are be fed into the printer by an automatic stacker and pail-feeder. The containers are then discharged from the printer onto a conveyor and into an automatic restacker in preparation for shrink-wrapping and palletization.

         After quality control, testing and inspection, all lids and pails are stretched wrapped and palletized for shipment by truck or rail to the customers.

         Company management believes that its existing plant facility, located in Lakewood, New Jersey, is adequate for installation of the new manufacturing equipment and related warehousing/office needs. In the event sales should increase beyond the facility's present capacity, there is additional undeveloped property available for expansion of Beres' present facility. The Company is not aware of any environmental considerations or issues beyond those with which the Company must comply for its present operations.

Sources and Availability of Raw Materials

         The Company's primary raw material is plastic resin, which is a commodity item, and readily available on the open market. Other raw material items include colorant, packaging, handles, gaskets and fittings, all of which are available from multiple suppliers.

Competition

         The plastic container business is well developed with a number of national and regional manufacturers in existence. The industry is price and service driven. In order to successfully compete in this industry, the Company shall be required to develop a customer base, and to manufacture and sell product on a profitable basis. Company management intends to apply its prior experience in the injection molding industry and the vast business, plastics and sales experience of its new management team to its new operations. The Company's future profitability will be dependent upon successfully competing with existing competitors, on a price and service basis.

Marketing and Sales

         The Company employs the services of independent, outside sales representatives on a commission basis as part of its overall marketing and sales efforts. The Company utilizes various techniques in marketing its products, including but not limited to, direct customer contact, direct mail, advertising and attendance at trade shows. The Company believes that there is a large market for the plastic containers it intends to manufacture, and that it can capitalize on the contacts and good will developed by certain members of its management team and board of directors in the container and plastics industries, towards development of sales for the Company.

Customers

         As of June 15, 2001, one customer accounted for 80% of the Company's plastic pail business. The company has no contract with such customer, but instead manufactures the pails on a purchase order basis. The Company is actively seeking other clients.

Patents and Trademarks

         Patents and trademarks do exist in the plastic container industry and will be considered throughout the product design and development process. Appropriate licenses will be negotiated, as required, prior to commencement of sales and manufacture. Our standard pail design is protected by several patents held by our mold manufacturer. In addition, we have an exclusive manufacturing and marketing agreement on our lid design.

Employees

         The Company presently employs approximately 30 persons in its manufacturing operations. The Company considers its relationship with its employees to be good.

Item 2.  Description of Property:

     The following table describes the Company's principal facilities:

                                  Approximate
                                  Floor Area
Location                          Square Feet                     Use
--------                          -----------                     ---

1785 Swarthmore (1)               32,500                Executive Offices;
Lakewood, New Jersey                                    Manufacturing Facility

     (1) The Company also owns approximately 6.7 acres of land upon which the building is situated.

Item 3.  Legal Proceedings:

     During the fiscal year ended March 31, 2001, there were no material legal proceedings which the Company is required to report.

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

         The past performance of Beres' Common Stock is not necessarily indicative of future performance.

                           1998

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .06          $ .04
               2nd Qtr             $ .125         $ .045
               3rd Qtr             $ .075         $ .0525
               4th Qtr             $ .075         $ .075

                          1999

                                   High (Bid)      Low (Bid)

               1st Qtr             $.10           $.035
               2nd Qtr             $.055          $.035
               3rd Qtr             $.055          $.03
               4th Qtr             $.10           $.03

                           2000

                                   High (Bid)      Low (Bid)

               1st Qtr             $.19           $.05
               2nd Qtr             $.10           $.07
               3rd Qtr             $.15           $.06
               4th Qtr             $.10           $.07


                          2001

                                   High (Bid)      Low (Bid)

               1st Qtr             $ .09          $ .06
               2nd Qtr             $ .15          $ .06


         As of June 10, 2001 the approximate number of Shareholders of record of the Company was 1,849. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. The Company's securities are quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".

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

         The Company believes that an understanding of its operating results requires an analysis into its business segments. The business segments are as follows:

         The Company's primary business is the manufacturing and sale of injection molded five gallon plastic buckets.

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

         The following tables summarize net sales and operating income (loss) for Beres Industries, Inc.

                                     Year Ended March 31,

                                       2001           2000
                                    (Dollars in Thousands)
Total Operating Income(Loss)       $   (523)       $   (31)
Loss from Discontinued Operation   $   (215)       $  (166)
Interest and Other Income (Loss)         35            (58)
     Net Income (Loss)             $   (703)       $  (255)

         The Company's total net sales for the fiscal year ended March 31, 2001 were $1,487,000, a decrease of $318,000 or 17.6% from the year ended March 31, 2000. For the 2001 fiscal year, the Company posted a net loss of $(703,000), as compared to net loss of $(255,000) for the fiscal year ended March 31, 2000. Included in the 2000 loss figures was a write-down of discontinued segment assets of $45,000 per year. The increased loss in 2001 is a result of expenses incurred in the Company's transition to a manufacturer of plastic pails.

         Custom Molding sales increased approximately $95,000 or 11.2% from $850,000 during the fiscal year ended March 31, 2000, to $945,000 in the fiscal year ended March 31, 2001. This segment produced operating loss of ($45,000) for the 2001 fiscal year as compared to operating income of $30,000 for the fiscal year ended March 31, 2000. The increase in sales for the custom-molding segment is primarily the result of the Company commencing sales of its plastic pails. The decrease in operating income for this segment is the result of the transition from the Company's prior injection molding operations to becoming a manufacturer of plastic pails.

         Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. For the fiscal year ended March 31, 2001, cost of sales was 75.99%, which increased by 3% over the cost of sales for the 2000 fiscal year which was 73.0%.

         Selling, General and Administrative Expenses increased approximately $257,000 or 49.6% from $518,000 to $775,000 for the fiscal year ended March 31, 2001 when compared to the 2000 fiscal year. This increase is primarily the result of commencement of the Company's plastic pail operations.

         Interest and Other Income increased by $93,000 from $(58,000) for the 2000 fiscal year, to $35,000 for the 2001 fiscal year. Interest expense increased $117,000 from $71,000 for the 2000 fiscal year as compared to $188,000 for the fiscal year 2001. This increase is the result of interest on notes issued to investors in the company's private placement offering.

         (Loss) from Discontinued Operations was $(215,000) for the fiscal year ended March 31,2001 as compared to an operating loss of $(166,000) during 2000. This resulted from the decrease in sales of the Company's finished ribbon product business due primary to a shrinking market for impact printer ribbon products that continue to lose market share to the newer ink jet and laser printers that do not use ribbons, as well as the Company's decision to terminate this division. Because increasing sales and attaining true profitability was doubtful for this product, on January 1, 2001, the Company's Board of Directors approved management's plan to terminate its finished ribbon business to allow for expansion of its plastic pail business.

         Net Income (Loss) for the fiscal year ended March 31, 2001 was $(703,000) as compared to a net loss of $(255,000) for the fiscal year ended March 31, 2000; an increased loss of $448,000 or 175.7%. This is a result of a continuation of the decrease in sales prior to commencing its plastic pail manufacturing, as well as several months of limited operations while the Company prepared its new line of business. Included in the 2000 loss was the write-down of cassette assets of $45,000, as well as an increase in reserve for bad debts of approximately $2,000 due to the filing of a Chapter 11 by one of the Company's ribbon customers. Management continues to take steps to reduce costs until higher sales levels can be achieved. Management intends to continue its efforts to increase sales and control costs and is hopeful for an improvement in operating results.

Plastic Pail Manufacturing

         In January 2001, the Company commenced operations of its plastic pail manufacturing division, which it expects to be the primary business of Beres Industries, Inc. In January 2001, the Company began to manufacture five (5) gallon plastic pails. Its customers are local, national and international corporations in the chemical, paint, adhesive, joint compound and food industries. The Company intends to diversify operations to include other size pails at a later date.

         It was necessary for the Company to acquire new machinery to begin manufacturing pails. The following equipment has been acquired by the Company through a combination of equity and debt financing: six (6) Van Dorn DeMag injection molding machines six (6) Plas/Tool molds to be used with the Van Dorn DeMag injection molding machines; a six (6) color pail printing system from Kase Equipment Corporation; a cooling system, tower and chiller pumping station from Budzar Industries, Inc.; a Cumberland, Inc. manufacturing granulator to be used in the pail making process; as well as other peripheral equipment.

         In January 2001, the Company participated in an auction of most of its old equipment. The Company raised approximately $275,000 in such auction.

         As of June 15, 2001, the Company is selling approximately 60,000 pails per week and is actively seeking new accounts.

Private Placement

         As disclosed in the Company's quarterly statements on Forms 10-QSB for the fiscal quarters ended December 31, 1999, March 31, 2000, June 30, 2000, September 30, 2000,and December 31,2000, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of a minimum of $500,000 and a maximum of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of March 31, 2001. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

         The Stock Purchase Agreement further provides for completion of a four-to-one reverse split of the Company's outstanding shares, including the 6,000,000 shares that have been or are due to be issued to BAP. Immediately following approval of the reverse split, there will be issued to BAP, an additional 4,900,400 shares, so that BAP would own or control a total of 6,400,400 shares, or approximately 56% of the outstanding shares of the Company (not including shares issued to BAP partners who are also note holders), assuming full conversion of the notes.

         Since completing the minimum amount of the Private Placement, the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. For the fiscal year ended March 31, 2001, the Company financed $2,574,000 to purchase approximately $3,540,000 in new equipment.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company had working capital of approximately ($2,797,000) at March 31, 2001, as compared to working capital of $224,000 at March 31, 2000. The decrease in working capital is a result of expenditures the Company has made for equipment to commence its new plastic pail manufacturing operation. At March 31, 2001, the Company had cash and cash equivalents of approximately $51,000, as compared to $259,000 a year earlier. This is a result of deposits made and expenses incurred in starting its plastic pail operations.

         Management intends to make every effort to improve operating cash flows including whatever cost cutting measures are necessary until higher sales levels can be attained. Scheduled debt re-payments are expected to be met by cash flow.

         The Company has defaulted on the notes issued in its private placement, although no noteholders have called their notes. As a result of such default, the $1,000,000 in notes is reported as current debt. No interest has been paid on the notes to date.

FORWARD LOOKING STATEMENTS

         This Form 10-KSB and the preceding Management's Discussion and
Analysis contains various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. The words "believes," "expect," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks and outlooks for operating result. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

    NONE

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant:

    The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Joel Schonfeld        64       Chairman of the Board and Director

Charles Beres, Sr.    83       Chairman of the Board and Director (resigned
                               May 2000)

Charles Beres, Jr.    51       President, Chief Executive
                               Officer, Chief Financial
                               Officer, Treasurer and Director

Lynn Jones            59       Executive Vice President-Operations

Joseph Delikat        60       Vice President, Secretary and Director
                               (resigned February 2000)

Andrea I. Weinstein   36       Director

Victor Weinstein      63       Director

         Joel Schonfeld was appointed Director and Chairman of the Board of the Company on May 3, 2000. Mr. Schonfeld holds a Bachelor of Arts degree from Adelphi College, and a Juris Doctor degree from Brooklyn Law School. Mr. Schonfeld is a partner in the law firm of Schonfeld & Weinstein L.L.P. and has practiced law for over 40 years. Mr. Schonfeld's term as a Director shall continue until his successor is duly qualified and elected.

         Charles Beres, Jr., has been President, Chief Executive Officer and a Director of Beres since 1972, Treasurer and Chief Financial Officer since December, 1987 and Secretary from 1979 until February, 1986. Mr. Beres holds a Bachelor of Science Degree in Mechanical Engineering from New York University and a Masters in Business Administration from Fairleigh Dickinson University that he received in 1970 and 1976, respectively. Mr. Beres was employed by the Engineering Department of Beres from June, 1970 until November 1972 when he became President and Chief Executive Officer. Mr. Beres was also Secretary of Athenia and Supply Dynamics from July 1976 and October 1983, respectively, until February 1986. Mr. Beres' term as a Director will continue until his successor is duly elected and qualified.

         Andrea I. Weinstein was appointed Director of the Company on May 3, 2000. Ms. Weinstein holds a Bachelor of Arts degree from State University of New York, Albany, and Juris Doctor degree from Columbia Law School. Ms. Weinstein is a partner in the law firm of Schonfeld & Weinstein L.L.P. and has practiced law since 1990. Ms. Weinstein's term as a Director shall continue until her successor is duly qualified and elected. Ms. Weinstein is the daughter of Victor
W. Weinstein, who is a Director of the Company.

         Victor W. Weinstein was appointed Director of the Company on May 3, 2000. Mr. Weinstein is a Program Manager on the Real Estate and Construction Staff of International Business Machines. Mr. Weinstein's term as a Director shall continue until his successor is duly qualified and elected. Mr. Weinstein is the father of Andrea I. Weinstein, who is a Director of the Company.


Item 10.  Executive Compensation:

     The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal year ended March 31, 2001.

Name of Individual
or Number of            Capacities in                   Cash
Persons In Group        Which Served                    Compensation Paid*

Joel Schonfeld          Chairman of the Board              $   2,400

Charles Beres, Sr.      Chairman of the                    $  41,796
                        Board (Resigned 05/03/00)

Charles Beres, Jr.      Chief Executive                    $  95,777(1)
                        Officer, President,
                        Treasurer, Director

Harold Zuber            Vice President                     $  93,359(1)

Joseph Delikat          Vice President                     $ 146,782(1)(2)
                        Director (Resigned 02/2001)
-------------

* Includes bonuses and additional compensation paid for vacations not taken.

(1) In addition, the Company provides vehicles to and/or pays all related expenses on behalf of these officers.

(2) Include severance pay of $75,000.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.


         The following table sets forth as of March 31, 2001, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of Beres' Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

                         Amt. of Shares
Name and Address         Beneficially        Percent of
of Beneficial Owner      Owned               Class            Title of Class
-------------------      -----               -----            --------------

Charles Beres, Sr.       1,878,667 (1)       11.3%          Common Stock
3227 Abbey Lane
Lavalette, N.J.

Charles Beres, Jr.         468,213 (2)       2.8%           Common Stock
16 Sunnydale Drive
Brick, N.J.

Joseph Delikat             240,000 (3)       1.4%           Common Stock
9 Forest Lane
Tabernacle, N.J.

Joel Schonfeld             960,000 (4)       5.8%           Common Stock
63 Wall St - Ste 1801
New York, NY

Andrea I. Weinstein        960,000 (4)       5.8%           Common Stock
63 Wall St - Ste 1801
New York, NY

Victor W. Weinstein        120,000           0.7%           Common Stock
250 Carol Close
Tarrytown, NY 10591

Kenneth Sokoloff         1,440,000 (4)       8.7%           Common Stock
29 Brookside Drive
Skillman, NJ

All Officers and         4,626,880            28%           Common Stock

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

(4) These individuals and entities are beneficial owners of the number of shares disclosed. Issuance of share certificates representing ownership of the shares was approved by the Company's Board of Directors on May 3, 2000. It is expected that the share certificates shall be issued shortly. Following completion of the Company's planned four to one reverse split, an additional 4,900,400 shares shall be issued to BAP, of which the disclosed individuals are partners.

Item 12.  Certain Relationships and Related Transactions:

         On October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership ("BAP"). The purpose for the initiation of the relationship between the Company and BAP was to provide the Company with a business opportunity to establish a new product line, consisting of the manufacture of five gallon plastic pails, and to assist with the raising of the capital necessary to finance the introduction of the new product line. The Stock Purchase Agreement, as amended, (the "Stock Purchase Agreement") provided that BAP would be responsible for completing a Private Placement in the amount of between $500,000 and $1,000,000 of the Company's 9% Convertible Subordinated Promissory Notes (the "Notes"). The Notes which shall pay interest only until their maturity date of December 31, 2004, and assuming receipt of Shareholder approval of the four to one reverse split, are convertible at the rate of one
(1) share of the Company's post four to one Reverse Split Common Stock, for each $.40 principal amount of the Notes. The Stock Purchase Agreement, as amended, provides that the Company shall, as soon as possible after completion of the minimum amount of the Private Placement, present to its Shareholders for approval, a four to one reverse split of its outstanding shares of common stock. As of March 31, 2001, the Company is in default of the notes issued the private placement. As a result, the noteholders may demand repayment of the loans.

         The Stock Purchase Agreement, as amended, further provides that BAP, and or its partners and assignees shall, upon completion of the minimum amount of the Private Placement and receipt of commitments for New Equipment financing, be issued 6,000,000 shares of Beres' restricted, unregistered pre-Reverse Split shares. Immediately following shareholder approval of the Reverse Split, there shall be issued to BAP and/or its partners and assignees, 4,900,400 shares of Beres' post Reverse Split shares, so that the total number of shares issued to BAP, after adjustment for the Reverse Split, shall be 6,400,400. The shares are being issued to BAP for and in consideration of BAP's efforts towards raising the capital necessary, and providing other services relative to the Company's business expansion. The Company's management has determined that the foregoing issuance is reasonable, in view of the new business that BAP has introduced to Beres, BAP's efforts relative to arranging financing for the new equipment required for the Company's business expansion, and BAP's efforts relative to raising the equity and debt capital necessary to accomplish the business expansion. The Stock Purchase Agreement provides that 20% (1,280,080) of the shares to be issued to BAP, shall be escrowed to secure BAP's representation that new business in the minimum amount of $1,500,000 shall be received in the one (1) year following the date that the new equipment is operational.

         On May 3, 2000, the Company closed on $600,000 of the Private Placement, and issued Notes to the subscribers in a like amount. On the same date, Messrs. Charles Beres, Sr. and Harold Zuber resigned as Directors of the Company, and Joel Schonfeld, Andrea I. Weinstein and Victor Weinstein were appointed Chairman of the Board and Directors, respectively. This offering closed in March 2001.

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-K and Reports on Form 8-K:

(a)      1.   See Index to Financial Statements                   F-l

         2. The exhibits, which are required by Item 601 of Regulations S-K that are hereby incorporated by reference pursuant to Rule 12b-23 are as follows:

              (3.)      Articles of Incorporation and By-Law. (1)

              (9.)      Voting Trust Agreement (1)

              (10.38) Note by and between the Registrant and Charles Beres Sr., dated April 13, 1987. (1)

              (28.17) Term Note with Agreement between Beres Indus- tries, Inc. and First Fidelity Bank, N.A. dated March 29, 1994 (the "First Fidelity Loan"). (1)

              (28.18) Term Loan Agreement between Beres Industries, Inc. and First Fidelity Bank, N.A., dated March 29, 1994 (the "First Fidelity Loan"). (1)

              (28.19) Mortgage, Assignment of Leases and Security Agreement between Beres Industries, Inc. and First Fidelity Bank, N.A., dated March 29,1994 (the "First Fidelity Loan").
                        (1)

              (28.20) Guaranty and Suretyship of Athenia Plastic Mold Corp.as to the First Fidelity Loan. (1)

              (28.21) Guaranty and Suretyship of Supply Dynamics, Inc. as to the First Fidelity Loan. (1)

--------------------------------------------------------------------------------


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

                                             BERES INDUSTRIES, INC.
                                                  (Registrant)


                                     BY:    /s/ JOEL SCHONFELD
                                            ------------------
                                            Joel Schonfeld
                                            Chairman of the Board

                                     Dated: July 5, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.


                                     BY:    /s/ JOEL SCHONFELD
                                            ------------------
                                            JOEL SCHONFELD
                                            Chairman of the Board, Director

                                     Dated: July 5, 2001


                                     BY:
                                            CHARLES BERES, JR.,
                                            Director

                                     Dated:


                                     BY:    /S/ ANDREA I. WEINSTEIN
                                            -----------------------
                                            ANDREA I. WEINSTEIN,
                                            Director

                                     Dated: July 5, 2001


                                     BY:    /S/ VICTOR W. WEINSTEIN
                                            -----------------------
                                            VICTOR W. WEINSTEIN,
                                            Director

                                            Dated: July 5, 2001

                             BERES INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                             BERES INDUSTRIES, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001





                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                         F-2

Financial Statements:

         Balance Sheet as of March 31, 2001                          F-3

         Statements of Operations
          For the Years Ended March 31, 2001 and 2000                F-4

         Statements of Changes in
          Stockholders' Equity
          For the Years Ended March 31, 2001 and 2000                F-5

         Statements of Cash Flows
          For the Years Ended March 31, 2001 and 2000                F-6

         Notes to Financial Statements                               F-7 to F-19

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
BERES INDUSTRIES, INC.

We have audited the accompanying balance sheet of Beres Industries, Inc. as of March 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beres Industries, Inc. as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced significant operating losses in the current and prior years, is in technical default on covenants of certain loan agreements and has a significant working capital deficiency at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WITHUM, SMITH & BROWN
TOMS RIVER, NJ
June 1, 2001



                             BERES INDUSTRIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001


             ASSETS
Current Assets:
    Cash and cash equivalents                                       $    51,000
    Accounts receivable, less allowance for
      doubtful accounts of $35,000                                       79,000
    Inventories:
        Raw materials                                                    42,000
        Work-in-process                                                  14,000
        Finished goods                                                   19,000
    Prepaid expenses and other current assets                            13,000
                                                                    -----------
             Total Current Assets                                       218,000

Property, Plant and Equipment - Net                                   4,569,000

Other Assets                                                            202,000
                                                                    -----------

             TOTAL ASSETS                                           $ 4,989,000
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                            $ 1,447,000
    Current maturities of capital lease obligations                       3,000
    Current maturities of convertible subordinated notes              1,000,000
    Accounts payable and accrued expenses                               565,000
                                                                    -----------
             Total Current Liabilities                                3,015,000

Long-Term Debt, Less Current Maturities                               1,756,000
Capital Lease Obligations, Less Current Maturities                       11,000


Commitments and Contingencies

Stockholders' Equity:
    Common stock, par value $.02 per share:
     Authorized - 21,000,000 shares
     Issued - 16,502,000 shares
     Outstanding -15,913,000 shares                                     330,000
    Capital in excess of par value                                    3,468,000
    Accumulated other comprehensive income (loss)                          --
    Accumulated deficit                                              (3,444,000)
                                                                    -----------
                                                                        354,000
    Treasury stock - 589,000 shares at cost                            (147,000)
                                                                    -----------
             Total Stockholders' Equity                                 207,000
                                                                    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY              $ 4,989,000
                                                                    ===========




See accompanying notes to financial statements.


                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                        2001             2000
                                                        ----             ----


Net Sales                                          $  1,487,000    $  1,805,000

Costs and Expenses:
    Cost of goods sold                                1,130,000       1,318,000
    Selling, general and administrative
   expenses                                             775,000         518,000
    Consultant compensation                             105,000            --
                                                   ------------    ------------

    Total Costs and Expenses                          2,010,000       1,836,000
                                                   ------------    ------------

Operating Loss                                         (523,000)        (31,000)

Other Income (Expense):
    Interest and other income                            13,000          13,000
    Gain on sale of assets                              210,000            --
    Interest expense                                   (188,000         (71,000)
                                                   ------------    ------------

             Total Other Income (Expense)-Net            35,000         (58,000)
                                                   ------------    ------------

Loss From Continuing Operations                        (488,000)        (89,000)

Loss From Discontinued Operations                      (215,000)       (166,000)
                                                   ------------    ------------

Net Loss                                           $   (703,000)   $   (255,000)
                                                   ============    ============

Net Loss From Continuing Operations
 Per Common Share -
 Basic and Diluted                                 $       (.04)   $       (.01)

Net Loss From Discontinued Operations
 Per Common Share -
    Basic and Diluted                                      (.01)           (.01)
                                                   ------------    ------------

Net Loss Per Common Share -
    Basic and Diluted                              $       (.05)   $       (.02)
                                                   ============    ============

Shares Used in Per Share Calculation:
    Basic and Diluted                                12,835,458      12,412,000
                                                   ============    ============


See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                   ACCUMULATED
                                     CAPITAL IN      OTHER                                   TREASURY     TOTAL          TOTAL
                    COMMON STOCK     EXCESS OF   COMPREHENSIVE  ACCUMULATED   COMMON STOCK    STOCK    STOCKHOLDERS'  COMPREHENSIVE
                     ----------
                      PAR VALUE     PAR VALUE       INCOME        DEFICIT      RECEIVABLE    AMOUNT       EQUITY         INCOME
                     ----------    ----------   --------------  -----------   -----------   --------  --------------  -------------
Balance,
 March 31,1999        $ 248,000    $ 3,445,000   $     3,000    $(2,486,000)   $(170,000)   $    --      $ 1,040,000   $

Net Loss                   --             --            --         (255,000)        --           --         (255,000)     (255,000)

Other
 Comprehensive
  Income                   --             --           1,000           --           --           --            1,000         1,000
                      ---------    -----------   -----------    -----------    ---------    ---------    -----------    ----------

Total
 Comprehensive
  Loss                                                                                                                    (254,000)

Balance
March 31, 2000          248,000      3,445,000         4,000     (2,741,000)    (170,000)        --          786,000

Net Loss                   --             --            --         (703,000)        --           --         (703,000)     (703,000)

Exchange of
Treasury Stock
for note receivable        --             --            --             --        170,000     (147,000)        23,000

Issuance of
common stock
for services             82,000         23,000          --             --           --           --          105,000

Other
 Comprehensive
 Income (Loss)             --             --          (4,000)          --           --           --           (4,000)       (4,000)
                      ---------    -----------   -----------    -----------    ---------    ---------    -----------    ----------

Total
 Comprehensive
 Loss                      --             --            --             --           --           --             --        (707,000)

Balance,
 March 31,2001        $ 330,000    $ 3,468,000   $      --      $(3,444,000)   $    --      $(147,000)   $   207,000
                      =========    ===========   ===========    ===========    =========    =========    ===========    ===========


See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                         2001          2000
                                                         ----          ----
    Net loss                                          $(488,000)    $ (89,000)
    Adjustments to reconcile net loss from
    continuing operations to net cash used
      in operating activities:
      Depreciation and amortization                     101,000       88,000
      Gain on sale of equipment                        (210,000)        --
      Noncash compensation expense                      105,000         --
      Noncash interest expense on conversion of
      note receivable into treasury stock                23,000         --
      Changes in operating assets and liabilities:
         Accounts receivable - trade                    148,000      (46,000)
         Inventories                                     57,000       37,000
         Prepaid expenses & other current assets         (1,000)       5,000
         Other assets                                    (4,000)      12,000
         Accounts payable and accrued expenses          330,000      (72,000)
         Customer deposits                             (131,000)     108,000
                                                      ---------     --------
             Net cash provided by(used in)
              operating activities                      (70,000)      43,000

Cash Flows Used In Investing Activities:
     Deposits on machinery and equipment                (64,000)        --
     Purchase of equipment                             (966,000)        --
     Proceeds from sale of equipment                    279,000         --
                                                      ---------     --------
           Net cash used in investing activities       (751,000)        --

Cash Flows Used In Financing Activities:
     Principal payments on long-term debt               (89,000)     (81,000)
     Principal payments on capital lease
      obligations                                       (24,000)     (34,000)
     Proceeds from long-term debt, net of deferred
     finance costs of $63,000                           937,000         --
                                                      ---------     --------
           Net cash provided by (used in) financing
            activities                                  824,000     (115,000)
                                                      ---------     --------
           Net cash provided by (used in)continuing
            operations                                    3,000      (72,000)

           Net cash used in discontinued operations    (211,000)    (127,000)
                                                      ---------     --------

Net Decrease In Cash And Cash Equivalents              (208,000)    (199,000)

Cash And Cash Equivalents, Beginning Of Year            259,000      458,000
                                                      ---------     --------

Cash And Cash Equivalents, End Of Year                $  51,000    $ 259,000
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest                                       $  64,000    $  71,000
       Income taxes                                   $    --           --




See accompanying notes to financial statements.


                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                        2001       2000
                                                        ----       ----

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Conversion of note receivable - common stock
      into treasury stock                           $  170,000   $     --
     Accrued expense incurred for deferred debt
      expense                                       $   56,000   $     --
     Acquisition of machinery and equipment
      through the incurrence of long-term debt      $2,559,000   $     --
     Acquisition of machinery and equipment
      through the incurrence of capital lease
      obligation                                    $   15,000   $     --


See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS - The Company's principal business is the manufacturing and sale of injection molded five gallon plastic buckets and precision engineered molds. The Company's customers range from local to multi-national companies and are located primarily in the United States.

         BASIS OF PRESENTATION - In January 2001, the Company discontinued its finished ribbon segment. As a result, the financial statements and related footnotes have been restated to present the results of this segment as discontinued operations(See Note 3).

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

         DEFERRED FINANCE COSTS - The Company incurred costs associated with the financing of private placement funding which are recorded as other assets. The costs are being amortized on a straight line basis over the terms of the convertible note agreements which all expire in December 2004.

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

         RECLASSIFICATIONS - Certain amounts previously reported in the March 31, 2000 financial statements have been reclassified to conform with the March 31, 2001 presentation.

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

         The following tables set forth the computations of basic and diluted net loss per common share for continuing operations and discontinued operations:

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NET LOSS PER COMMON SHARE (CONTINUED):

                                                         2001          2000
                                                         ----          ----
         CONTINUING OPERATIONS:
         Numerator for basic and
          diluted net loss per
          common share for continuing
          operations                                 $  (488,000)   $   (89,000)
                                                     ===========    ===========

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          continuing operations                       12,835,458     12,412,000
                                                     ===========    ===========

         Basic and diluted net loss
          per common share for
          continuing operations                      $      (.04)   $      (.01)
                                                     ===========    ===========

         DISCONTINUED OPERATIONS:
         Numerator for basic and
          diluted net loss per common
          share for discontinued
          operations                                 $  (215,000)   $  (166,000)
                                                     ===========    ===========

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          discontinued operations                     12,835,458     12,412,000
                                                     ===========    ===========

         Basic and diluted net loss
          per common share for
          discontinued operations                    $      (.01)   $      (.01)
                                                     ===========    ===========

         The convertible notes were outstanding during 2001 but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Therefore, basic and diluted computations are the same in both 2001 and 2000.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN:

         The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses of $703,000, $255,000 and $299,000 for the years ended March 31, 2001, 2000 and 1999, respectively. As of March 31, 2001, the Company also had a working capital deficiency of $2,797,000. As described in Note 6, the Company is also in default on certain covenants of its loan agreements at March 31, 2001. The lenders may demand repayment of the loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management has developed a plan to increase the level of sales with a new product line and is searching for investors to provide additional private placement funding. The Company financed $2,574,000 to purchase approximately $3,540,000 in new equipment to manufacture this product line. Subsequent to year end, the Company has also entered into a financing agreement which allows them to borrow against their accounts receivable and inventory. The ability of the company to continue as a going concern is dependent on the success of this plan. There can be no assurances that they will be successful in this regard. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS:

         On January 1, 2001, the Company's Board of Directors approved management's plan to dispose of the Company's finished ribbon products business to allow for expansion of the molding division.

         Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the financial statements have been reclassified to reflect the discontinuation of the finished ribbon segment. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the segment have been segregated in the Balance Sheet, Statements of Operations and Statements of Cash Flows. The net operating results, net assets and net cash flows of this segment have been reported as Discontinued Operations.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - DISCONTINUED OPERATIONS:

         Certain information with respect to the discontinued operations for 2001 and 2000 are as follows:

                                                            2001         2000
                                                            ----         ----

         Net Revenues                                   $ 178,000     $ 257,000

         Cost of Goods Sold                               184,000       241,000

         Selling, general & Administrative                209,000       137,000

         SFAS 121 Charges (See Note 5)                         -         45,000
                                                        ---------     ---------

         Cost and Expenses                                393,000       423,000
                                                        ---------     ---------

         Loss from Discontinued Operations              $(215,000)    $(166,000)
                                                        =========     =========

         The SFAS 121 charge relates to the audio cassette segment which was discontinued on August 1, 1997.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment at March 31, 2001 is summarized as follows:

         Land                                           $   50,000
         Building or building improvements               1,719,000
         Machinery and equipment                         4,424,000
         Automotive equipment                               10,000
         Furniture and fixtures                             91,000
                                                        ----------
                                                         6,294,000
         Less: Accumulated depreciation                  1,725,000
                                                        ----------
                                                        $4,569,000
                                                        ==========

         Assets held under capital lease obligations at March 31, 2001 are included in property, plant and equipment as follows:

         Machinery and equipment                        $15,000
         Less: Accumulated amortization                      -
                                                        -------
                                                        $15,000
                                                        =======

         Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $81,000 for 2001 and $88,000 for 2000.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

         Based on this review, the Company recognized a non-cash charge of $45,000 in fiscal year 2000. This charge was primarily for the write-down of certain discontinued fixed assets of the audio cassette segment to their estimated fair market value. Impairment indicators included a lack of interest in the equipment. Fair value was based on available information related to market value.

NOTE 6 - DEFERRED FINANCE COSTS:

         Deferred finance costs which are included in other assets as of March 31, 2001 are summarized as follows:

         Capitalized costs                              $119,000

         Less: Accumulated Amortization                   21,000
                                                        --------

         Deferred Finance Costs - Net                   $ 98,000
                                                        ========

         Amortization of deferred finance costs included as a charge to operations amounted to $21,000 for the year ended March 31, 2001.

NOTE 7 - LONG-TERM DEBT:

         Long-term debt at March 31, 2001 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due
         November 2006. The loan is secured by a first lien
         on the building and improvements and certain
         fixtures, machinery and systems servicing the
         building therein.                                            $  645,000

         Note payable to finance company, interest at 9.75%,
         due March 2006. The loan is secured by equipment.               919,000
                                                                      ----------
         Subtotal to next page                                        $1,564,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (CONTINUED):

         Subtotal from previous page                                  $1,564,000

         Note payable to finance company, interest at 9.75%,
         due March 2006.The loan is secured by equipment.                919,000

         Note payable to vendor, interest at 14%, due
         February 2003. The loan is secured by equipment.                210,000

         Note payable to finance company, interest at 11%,
         due February 2005.The loan is secured by equipment.              69,000

         Note payable to finance company, interest at 12%,
         due February 2005. The loan is secured by equipment.             21,000

         Note payable to finance company, interest at 10%,
         due November 2003. The loan is secured by equipment.            420,000

         Capital lease payable, interest at 11.7%, due
         November 2004.  The lease is secured by equipment.               14,000
                                                                      ----------

         Total long-term debt                                          3,217,000

             Less: Current maturities                                  1,450,000
                                                                      ----------

         Long-Term Debt, Less Current Maturities                      $1,767,000
                                                                      ==========

         Future maturities of long-term debt are as follows:

             YEAR ENDING MARCH 31
                  2002                                  $1,450,000
                  2003                                     473,000
                  2004                                     408,000
                  2005                                     436,000
                  2006                                     450,000
                  2007 and subsequent                           -
                                                        ----------
                      Total                             $3,217,000
                                                        ==========

         The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore this debt is classified as current as of March 31, 2001.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENT


NOTE 8 - CONVERTIBLE SUBORDINATED NOTES:

         Convertible subordinated notes at March 31, 2001 are summarized as follows:

         Convertible subordinated notes, interest at 9%,
         due December 2004. Interest is payable semi-annually
         on June 30 and December 31. The notes are
         convertible anytime at a rate of one share of
         common stock for each $.50 principal amount of
         the note. The notes are secured by a second
         mortgage on the building and land. Of this
         amount, $25,000 is due to related parties.                  $ 1,000,000

                Less: Current maturities                               1,000,000
                                                                     -----------

                Convertible Subordinated Notes - Less
                 Current Maturities                                  $    --
                                                                     ===========

         The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants requires a reverse stock split by December 31, 2000. This did not occur, therefore, the Company is in technical default as of March 31, 2001. Therefore, the convertible subordinated notes are classified as current as of March 31, 2001.

NOTE 9 - INCOME TAXES:

         Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 2001 and 2000.

         Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 2001 follow:

         Deferred Income Tax Assets:

          Allowance for Doubtful Accounts               $   12,000
          Net Operating Loss Carryforwards                1,156,000
          Valuation Allowance                            (1,139,000)
                                                        -----------

          Deferred Income Tax Liabilities:                    29,000

          Accumulated Depreciation                           (29,000)
                                                        ------------


          Net Deferred Income Tax Asset                 $       --
                                                        ============

         During the year ended March 31, 2001, the valuation allowance increased $207,000 due primarily to an increase in the deferred tax asset for net operating loss carryforwards.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED):

         At March 31, 2001, the Company had consolidated net operating loss carryforwards for federal income tax purposes of approximately $3,400,000 that begin to expire in the year 2001, and approximately $1,800,000 for state income tax purposes which will expire in the years 2002 thru 2009.

         A reconciliation of the Company's expected income tax benefit at the federal statutory rate to the Company's effective tax benefit rate is as follows:

                                                          2001           2000
                                                          ----           ----

         U.S. Federal Statutory Tax Benefit Rate         (34.0)%        (34.0)%
         Increase in Valuation Allowance                  34.0 %         34.0 %
                                                         -----          -----
         Effective Tax Benefit Rate                         -              -
                                                         =====          =====


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

         COMMITMENTS:

         The Company is a lessee under various noncancellable operating leases which expire at varying dates through 2003. Future minimum lease payments are tabulated as follows:

         YEARS ENDING MARCH 31,                               AMOUNT

                  2002                                    $      32,000
                  2003                                            2,000
                  2004 and subsequent                              -
                                                          -------------
                      Total                               $      34,000
                                                          =============


         The rent expense incurred under the leases amounted to $25,000 and $19,000 for the years ended March 31, 2001 and 2000, respectively.


NOTE 11 - STOCKHOLDERS' EQUITY:

         Pursuant to the stock purchase agreement with a New York Investor Group (Beres Acquisition Partnership or BAP) signed last October, $1,000,000 of private placement of 9% Convertible Subordinated Promissory Notes had been sold by BAP.

         As set forth in the stock purchase agreement, the partners of BAP have been issued 3,840,000 shares of restricted Beres Industries' common stock. An additional 250,000 shares were issued to outside consultants for services related to this transaction. Consideration paid for the shares consisted of services in connection with the financing and technical assistance relative to the expansion of the Company's product line and the origination of new product sales.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED):

         Additionally 589,000 shares of common stock were tendered back to the Corporation as treasury stock at a cost of $.25 per share in exchange for a note receivable due from an officer in the amount of $170,000 to be considered fully paid.

NOTE 12 - MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

         Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                              Accounts Receivable           Sales for the
                                  at March 31:           Year Ended March 31:
                               2001         2000         2001         2000
                               ----         ----         ----         ----

         Customer A         $    --       $58,000      $181,000    $306,000
         Customer B         $    --       $60,000      $397,000    $376,000
         Customer C         $12,000       $    --      $178,000    $181,000
         Customer D         $    --       $30,000      $ 15,000    $237,000
         Customer E         $56,000       $    --      $114,000    $  --


         The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances, including outstanding checks, aggregate $-0- and $189,000 at March 31, 2001 and 2000, respectively. Management reviews the financial status of the banks periodically and considers its credit risk minimal.

         Subsequent to year end, Customer E filed for protection under Chapter 11 of the United States Bankruptcy Code. All monies due to the Company as of March 31, 2001 from this customer have been paid in full. The effect of this filing on the Company's future business dealings with this entity is unknown at this time.

NOTE 13- FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The amounts included in the balance sheet as of March 31, 2001 for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14- SEGMENT INFORMATION:

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

         Athenia Plastics Mold Corp. sells molds to other segments at cost, including materials, labor and overhead determined on the same basis as for sales to unaffiliated parties. Such intersegment sales and related costs which are not included in revenues or costs of Athenia were $9,000 and $17,000 for the years ended March 31, 2001 and 2000, respectively.

         Corporate assets consist of cash and cash equivalents, prepaid expenses, all fixed assets other than machinery and equipment and other assets. General corporate expenses, interest expense, and interest income are classified as "corporate and other". All other assets are identifiable with specific segments.

         Information about segments follows:

                                      OPERATING
                                      EARNINGS    IDENTIFIABLE  DEPRECIATION &   CAPITAL
                         SALES        (LOSSES)       ASSETS      AMORTIZATION  EXPENDITURES
                         -----        --------       ------      ------------  ------------

2001:
-----
Precision Molds     $   542,000    $  (142,000)   $    39,000   $      --     $      --
Custom Molding          945,000        (45,000)     3,629,000        23,000     3,535,000
Discontinued
 Operation                 --             --             --            --
Corporate & Other          --         (336,000)     1,321,000        78,000         5,000
                    -----------    -----------    -----------   -----------   -----------
                    $ 1,487,000    $  (523,000)   $ 4,989,000   $   101,000   $ 3,540,000
                    ===========    ===========    ===========   ===========   ===========

2000:
-----
Precision Molds     $   955,000    $   (62,000)   $   177,000   $      --     $      --
Custom Molding          850,000         30,000        248,000        28,000          --
Discontinued
 Operation                 --             --             --           2,000          --
Corporate & Other          --          (57,000)     1,481,000        58,000          --
                    -----------    -----------    -----------   -----------   -----------
                    $ 1,805,000    $   (89,000)   $ 1,906,000   $    88,000   $      --
                    ===========    ===========    ===========   ===========   ===========


                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14- SEGMENT INFORMATION (CONTINUED):

         A reconciliation of the totals reported for the operating segments to loss from continuing operations in the financial statements is as follows:

                                                            3/31/01     3/31/00
                                                            -------     -------

         Operating loss                                   $(523,000)   $(31,000)

         Other income - net                                 223,000      13,000

         Interest expense                                  (188,000)    (71,000)
                                                          ---------    --------

         Loss from continuing operations                  $(488,000)   $(89,000)
                                                          =========    =========

NOTE 15 - SUBSEQUENT EVENTS:

         Subsequent to March 31, 2001, the Company obtained an additional $230,000 from the issuance of 9% convertible subordinated promissory notes.

         In June 2001 the company entered into a line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.