Form 10QSB
period 2001-06-30
BERES INDUSTRIES INC
filed 2001-08-14
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                   For the 3 month period ended June 30, 2001.

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

(1) Yes  X                     No                   (2) Yes  X           No
        ---                       ---                       ---            ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                          15,913,000 - August 13, 2001

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                  June 30, 2001


Part I: Financial Information

Item 1:  Financial Statements:                                        Page
-------  ---------------------                                        ----

           Balance Sheets as of June 30, 2001 and March 31, 2001       F-2

           Statements of Operations
           For the Three Months Ended June 30, 2001 and 2000           F-3

           Statement of Changes in Stockholders' Equity
           For the Three Months Ended June 30, 2001                    F-4

           Statements of Cash Flows
           For the three Months Ended June30, 2001and 2000           F-5 to F-6

           Notes to Financial Statements                            F-7 to F-10

Item 2:  Management's Discussion and Analysis, Material
         Changes in Financial Condition and Results of Operations

                                 PART I- ITEM 1

                              FINANCIAL STATEMENTS


                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS

                             ASSETS
                                                                 6/30/01       3/31/01
                                                                 -------       -------
Current Assets:
     Cash and cash equivalents                             $      12,000    $    51,000
     Marketable securities
     Accounts receivable, less allowance for
       doubtful accounts of $35,000                              437,000         79,000
     Inventories:
      Raw materials                                              162,000         42,000
      Work-in-process                                             49,000         14,000
      Finished goods                                              95,000         19,000
     Prepaid expenses and other current assets                    26,000         13,000
                                                             -----------    -----------
               Total Current Assets                              781,000        218,000

Property, Plant and Equipment - Net                            4,557,000      4,569,000

Other Assets                                                     202,000        202,000
                                                             -----------    -----------
               TOTAL ASSETS                                  $ 5,540,000    $ 4,989,000
                                                             ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Line of credit payable                                  $    94,000    $    --
     Current maturities of long-term debt                      1,427,000      1,447,000
     Current maturities of capital lease obligations               3,000          3,000
     Current maturities of convertible subordinated
      notes                                                    1,230,000      1,000,000
     Accounts payable and accrued expenses                     1,309,000        565,000
                                                             -----------    -----------
               Total Current Liabilities                       4,063,000      3,015,000

Long-Term Debt, Less Current Maturities                        1,641,000      1,756,000
Capital Lease Obligations, Less Current Maturities                10,000         11,000

Commitments and Contingencies

Stockholders' Equity:
     Common stock, par value $.02 per share:
      Authorized - 21,000,000 shares
      Issued - 15,913,000 shares at 6/30/01
      Outstanding - 15,913,000 shares at 6/30/01                 318,000        330,000
     Capital in excess of par value                            3,333,000      3,468,000
     Accumulated other comprehensive income (loss)                  --             --
     Accumulated deficit                                      (3,825,000)    (3,444,000)
                                                             -----------    -----------
                                                                (174,000)       354,000
     Treasury Stock - 589,000 shares at cost                        --         (147,000)
                                                             -----------    -----------
               Total Stockholders' Equity                       (174,000)       207,000
                                                             -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     $ 5,540,000    $ 4,989,000
                                                             ===========    ===========





Unaudited - See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                        2001            2000
                                                        ----            ----


Net Sales                                         $    990,000    $    384,000

Costs and Expenses:
     Cost of goods sold                              1,020,000         273,000
     Selling, general and administrative
   expenses                                            275,000         139,000
     Consultant Compensation                              --           206,000
                                                  ------------    ------------

     Total Costs and Expenses                        1,295,000         618,000
                                                  ------------    ------------

Operating Loss                                        (305,000)       (234,000)

Other Income (Expense):
     Interest and other income                            --             3,000
     Interest expense                                  (76,000)        (48,000)
                                                  ------------    ------------

               Total Other Income (Expense)-Net        (76,000)        (45,000)
                                                  ------------    ------------

Loss From Continuing Operations                       (381,000)       (279,000)

Loss from Discontinued Operations                         --           (63,000)
                                                  ------------    ------------

Net Loss                                          $   (381,000)   $   (342,000)
                                                  ============    ============

Net Loss From Continuing Operations
     Per Common Share - Basic and Diluted         $       (.02)   $       (.02)

Net Loss From Discontinued Operations
     Per Common Share - Basic and Diluted                 --              --
                                                  ------------    ------------

Net Loss Per Common Share - Basic and
     Diluted                                      $       (.02)   $       (.02)
                                                  ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                              15,913,000      16,186,000
                                                  ============    ============



Unaudited - See accompanying notes to financial statements.


                             BERES INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                            ACCUMULATED
                              CAPITAL IN      OTHER                                 TREASURY     TOTAL             TOTAL
                COMMON STOCK   EXCESS OF   COMPREHENSIVE  ACCUMULATED COMMON STOCK    STOCK    STOCKHOLDERS'     COMPREHENSIVE
                  PAR VALUE    PAR VALUE      INCOME        DEFICIT    RECEIVABLE     AMOUNT      EQUITY            INCOME
                  ----------   ----------  -------------- ----------- -------------  --------  ----------        -------------

Balance
March 31, 2001   $  330,000    $3,468,000   $     -     $(3,444,000)  $     -      $ (147,000)  $  207,000

Net Loss                  -             -         -        (381,000)        -            -        (381,000)         (381,000)

Retirement of
Treasury Stock      (12,000)     (135,000)        -               -         -         147,000            -
                 -----------   -----------   ---------   -----------   -----------  ----------  ----------         -----------

Total
 Comprehensive
 Loss                     -             -         -               -         -            -              -           (381,000)

Balance,
 June 30,2001    $  318,000   $ 3,333,000  $      -     $(3,825,000)  $     -      $     -      $ (174,000)
                 ===========   ===========   =========   ============  --=========  =========== ===========        ===========







Unaudited - See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                            2001        2000
                                                            ----        ----


     Net loss                                            $(381,000)   $(279,000)
     Adjustments to reconcile net loss from
     continuing operations to net cash used
     in operating activities:
       Depreciation and amortization                       102,000       24,000
       Noncash compensation expense                           --        206,000
       Noncash interest expense on conversion of
       note receivable into treasury stock                    --         23,000
       Changes in operating assets and liabilities:
           Accounts receivable - trade                    (358,000)      35,000
           Inventories                                    (231,000)     (45,000)
           Prepaid expenses & other current assets         (13,000)       4,000
           Other assets                                      5,000         --
           Accounts payable and accrued expenses           745,000      (38,000)
           Customer deposits                                  --        (19,000)
                                                         ---------    ---------
               Net cash used in operating activities      (131,000)     (89,000)

Cash Flows Used In Investing Activities:
      Deposits on machinery and equipment                     --       (482,000)
      Purchase of equipment                                (59,000)        --
                                                         ---------    ---------
           Net cash used in investing activities           (59,000)    (482,000)

Cash Flows Used In Financing Activities:
      Principal payments on long-term debt                (160,000)     (21,000)
      Principal payments on capital lease
       obligations                                          (1,000)      (9,000)
      Proceeds from revolving line of credit,
       net of repayments                                    94,000         --
      Proceeds from long-term debt, net of deferred
       finance costs                                       218,000      567,000
                                                         ---------    ---------
             Net cash provided by financing activities     151,000      537,000
                                                         ---------    ---------
             Net cash used in continuing operations        (39,000)     (34,000)

             Net cash used in discontinued operations         --        (63,000)
                                                         ---------    ---------

Net Decrease In Cash And Cash Equivalents                  (39,000)     (97,000)

Cash And Cash Equivalents, Beginning Of Year                51,000      259,000
                                                         ---------    ---------

Cash And Cash Equivalents, End Of Year                   $  12,000    $ 162,000
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                         $  92,000    $  17,000
        Income taxes                                     $    --      $    --







See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                   2001               2000
                                                                   ----               ----
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
           Conversion of note receivable - common stock
               into treasury stock                             $       -        $  170,000
           Accrued expense incurred for deferred debt
               expense                                         $       -        $   56,000
           Acquisition of machinery and equipment
               through the incurrence of long-term debt        $   25,000       $       -













See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------
                   The March 31, 2001 balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements and financial information presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

                   Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnotes below were added to disclose additional information for this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended March 31, 2001.

NOTE 2 - LONG-TERM DEBT:
------------------------

         Long-term debt at June 30, 2001 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due
         November 2006.  The loan is secured by a first lien
         on the building and improvements and all fixtures,
         machinery and systems servicing the building therein.    $   624,000

         Note payable to finance company, interest at 9.75%,
         due March 2006.  The loan is secured by equipment.           897,000

         Note payable to finance company, interest at 9.75%,
         due March 2006.  The loan is secured by equipment.           897,000

         Note payable to vendor, interest at 9.2%, due March
         2003.  The loan is secured by equipment.                     226,000

         Note payable to finance company, interest at 11%, due
         February 2005.  The loan is secured by equipment.             65,000

         Note payable to finance company, interest at 12%,
         due February 2005.  The loan is secured by equipment.         20,000

         Note payable to finance company, interest at 10%, due
         November 2003.  The loan is secured by equipment.            339,000

         Capital lease payable, interest at 11.7%, due
         November 2004.  The lease is secured by equipment.            13,000
                                                                   ----------

         Total long-term debt                                       3,081,000
             Less: Current maturities                              (1,430,000)
                                                                 ------------
         Long-Term Debt, Less Current Maturities                 $  1,651,000
                                                                 ============

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - LONG-TERM DEBT (CONTINUED:
-----------------------------------
                   The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore this debt is classified as current as of June 30, 2001.


NOTE 3 - CONVERTIBLE SUBORDINATED NOTES:
----------------------------------------
                   Convertible subordinated notes at June 30, 2001 are summarized as follows:

                   Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of one share of common stock for each $.50 principal amount of the note. The notes are secured by a second mortgage on the building and land. Of this amount, $25,000
                   is due to related parties.                $   1,230,000

                   Less: Current maturities                      1,230,000
                                                             -------------

                   Convertible Subordinated Notes - Less
                     Current Maturities                      $          -
                                                             =============

                  The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants requires a reverse stock split by December 31,2000. This did not occur, therefore, the Company is in technical default as of June 30, 2001. Therefore, the convertible subordinated notes are classified as current as of June 30, 2001.

NOTE 4 - LINE OF CREDIT PAYABLE
-------------------------------
                  In June 2001 the company entered into a revolving line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

                  Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by all assets of the Company. The outstanding balance as of June 30, 2001 is $94,000.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INTERIM SEGMENT INFORMATION REPORTING:
-----------------------------------------------
                   Segment Information - In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis. The Company discusses its segments in its Management's Discussion and Analysis appearing elsewhere herein. The segment descriptions are an integral part of this footnote.

                   The Athenia Plastics Segment provides materials, labor and overhead at cost determined on the same basis as for sales to unaffiliated parties. Such intersegment costs which are not included in revenues or costs of Athenia were $0 for the three months ended June 30, 2001 as compared to $4,000 for the three months ended June 30, 2000.

                   Information about the Company's segments is as follows for the three months ended June 30, 2001 and 2000:


                       THREE MONTHS ENDED           THREE MONTHS ENDED
                         JUNE 30, 2001                 JUNE 30, 2000
                         -------------                 -------------
                                OPERATING                     OPERATING
     SEGMENT         SALES    INCOME (LOSS)       SALES     INCOME (LOSS)
     -------         -----    -------------       -----     -------------
Precision Molds    $   34,000 $   (3,000)       $134,000      $(50,000)
Custom Molding        956,000   (302,000)        250,000        21,000
Discontinued
  Operations           -        -                 57,000       (63,000)
Corporate & Other      -         (88,000)            -        (250,000)
                   ---------- -------------     ----------- -----------
        Totals     $  990,000 $ (393,000)       $441,000    $ (342,000)
                   ========== =============     =========== ==========

                   Reconciliation of segment operating income (loss) to total company net loss for the three months ended June 30, 2001 and 2000:

                             THREE MONTHS ENDED      THREE MONTHS ENDED
                              JUNE 30, 2001            JUNE 30, 2000
                              --------------         -----------------

Operating Loss                $  (305,000)           $       (234,000)
Interest Expense                  (88,000)                    (48,000)
Interest and Other Income            -                          3,000
                              ------------           -----------------
  Loss from continuing
   operations                 $  (393,000)           $       (279,000)
                              ============           =================



                   As of the last annual report (Form 10-KSB) as of March 31, 2001, there have been no material changes in total assets during the three months ended June 30, 2001 and there have been no material changes in the basis of measurement of segment accounting during the three months ended June 30, 2001.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - STOCKHOLDERS' EQUITY:
------------------------------
                  Pursuant to an announced stock purchase agreement with a New York Investor Group (Beres Acquisition Partnership or BAP) signed last October, $1,230,000 of private placement of 9% Convertible Subordinated Promissory Notes had been sold by BAP.

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

                  Additionally 589,000 shares of common stock were tendered back to the Corporation as treasury stock at a cost of $.25 per share in exchange for a note receivable due from an officer in the amount of $170,000 to be considered fully paid. These treasury shares were retired on April 11, 2001.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended June 30, 2001 increased by $606,000 or 158% to $990,000 from net sales of $384,000 for the quarter ended June 30, 2000. Net sales by segment were as follows:

                                                     Three Months
                                                    Ended June 30,

                                                 2001             2000
                                                 ----             ----
           Precision Molds                     $ 34,000         $134,000
           Custom Molding                      $956,000         $250,000
           Discontinued Operations                              $ 57,000

            Total                              $990,000         $441,000

Precision Mold's sales vary from quarter to quarter depending on the production time required to build various tools and the amount of backlog. During the three months ended June 30, 2001, precision mold sales decreased $100,000 or 75% from the comparable 2000 periods. This decrease is primarily the result of the Company change of direction in its operations towards the manufacturing of plastic pails (custom molding) and away from precision molds.

Custom molding consists of the Company's injection molding operations, primarily consisting of the manufacturing of plastic pails custom molded to customers in the paint, chemical and other industries. These operations commenced in February 2001. The Company's custom molding also continues to consist of ribbon cartridge kits molded and sold to outside customers in the ribbon industry, and the sale of custom molded contract products to plastic product manufacturers. Sales for this product segment increased approximately $706,000 or 282% for the three months ended June 30, 2001 when compared to the similar 2000 period.

Contract costs and costs of goods sold varies based upon sales volume and product mix. Cost of sales increased to 103 % from 71.1% for the three months ended June 30, 2001 as compared to similar period of 2000. This increase is primarily the result of start up costs involved in the Company's plastic pail manufacturing operations.

Selling, general and administrative expenses increased approximately $136,000 to $275,000 for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000. This increase is primarily the result of commencement of the Company's plastic pail operations.

Consultant compensation during the three months ended June 30, 2001 was $0.00 as compared to $206,000 for the three months ended June 30, 2000. The 2000 compensation was the value of stock issued to Beres Acquisition Partners for services rendered pursuant to a private placement and assistance in entering the manufacture of plastic pail operations.

Interest and other income decreased approximately $3,000 to $0.00 for the three months ended June30, 2001 when compared to the equivalent 2000 period.

Interest expense increased approximately $28,000 to $76,000 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, where interest expense was $48,000. This increase is primarily the result of interest incurred on $1,250,000 of notes in a private placement, as well as interest accrued on a revolving line of credit and financing for equipment purchased for the Company's plastic pail operations.

Net Income (loss) for the quarter-ended June 30, 2001 was a loss of ($381,000) as compared to a loss of ($342,000) for the quarter ended June 30, 2000. This increase in net loss when compared to the similar 2000 period despite the increased sales volume is primarily the result of expenses associated with the new plastic pail operations.

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

           As of June 30, 2001, the Company is selling approximately 65,000 pails per week and is actively seeking new accounts.

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

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of approximately ($3,282,000) at June 30, 2001 as compared to working capital of ($2,797,000) at March 31, 2001. At June 30, 2001, the Company had cash and cash equivalents of approximately $12,000 as compared to $51,000 at March 31, 2001. Operations used cash of approximately $131,000.

           Management intends to make every effort to improve operating cash flows including whatever cost cutting measures are necessary until higher sales levels can be attained. Scheduled debt re-payments are expected to be met by cash flow.

           The Company has defaulted on the notes issued in its private placement, although no noteholders have called their notes. As a result of such default, the $1,230,000 in notes is reported as current debt. No interest has been paid on the notes to date.

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

PART II-OTHER INFORMATION

Item 1     Legal Proceedings:

          There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 2001.

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


                                                  BERES INDUSTRIES, INC.
Date:    August 14, 2001                         (Registrant)


                                                  /S/ Joel Schonfeld
                                                  -------------------------
                                                  Joel Schonfeld,
                                                  Chairman of the Board