Form 10QSB
period 2001-09-30
BERES INDUSTRIES INC
filed 2001-11-19
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    (X) QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF1934.

                For the 3 month period ended September 30, 2001.

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

          (1) Yes _X_     No ___           (2) Yes _X_     No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 15,913,000 - November 15, 2001

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001





                                                                      PAGE

Part I: Financial Information

Item 1:  Financial Statements:

           Balance Sheets as of September 30, 2001 and
            March 31, 2000                                             F-2

           Statements of Operations
            For the Three Months Ended
              September 30, 2001 and 2000                              F-3

           Statements of Operations
             For the Six Months Ended
               September 30, 2001 and 2000                             F-4

           Statement of Changes in Stockholders' Equity
            For the Six Months Ended September 30, 2001                F-5

           Statements of Cash Flows
            For the Six Months Ended
              September 30, 2001 and 2000                              F-6

           Notes to Financial Statements                             F-8 to F-12

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001





PAGE

Part I: Financial Information

Item 1:  Financial Statements:

           Balance Sheets as of September 30, 2001 and
            March 31, 2001                                                  F-2

           Statements of Operations
            For the Three Months Ended
              September 30, 2001 and 2000                                   F-3

           Statements of Operations
             For the Six Months Ended
               September 30, 2001 and 2000                                 F-4

           Statement of Changes in Stockholders' Equity
            For the Six Months Ended September 30, 2001                     F-5

           Statements of Cash Flows
            For the Six Months Ended
              September 30, 2001 and 2000                                   F-6

           Notes to Financial Statements                            F-8 to F-12

Item 2:  Management's Discussion and Analysis, Material
           Changes in Financial Condition and Results of
           Operations





                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

               ASSETS                                                             9/30/01         3/31/01
Current Assets:
     Cash                                                                        $    21,000    $    51,000
     Accounts receivable, less allowance for
       doubtful accounts of $35,000                                                  720,000         53,000
     Inventories:
      Raw materials                                                                  152,000         42,000
      Work-in-process                                                                 24,000          2,000
      Finished goods                                                                 144,000         19,000
     Prepaid expenses and other current assets                                        38,000         13,000
                                                                                 -----------    -----------
               Total Current Assets                                                1,099,000        180,000

Property, Plant and Equipment - Net                                                4,475,000      4,569,000

Other Assets                                                                         448,000        202,000
Net Assets of Discontinued Operations                                                 33,000         38,000
                                                                                 -----------    -----------

               Total Assets                                                      $ 6,055,000    $ 4,989,000
                                                                                 ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Line of credit payable                                                      $   450,000    $      --
     Current maturities of long-term debt                                          1,526,000      1,447,000
     Current maturities of capital lease obligations                                   3,000          3,000
     Current maturities of convertible subordinated
      notes                                                                        1,230,000      1,000,000
     Accounts payable and accrued expenses                                         1,482,000        565,000
                                                                                 -----------    -----------
               Total Current Liabilities                                           4,691,000      3,015,000

Long-Term Debt, Less Current Maturities                                            1,777,000      1,756,000
Capital Lease Obligations, Less Current
 Maturities                                                                           10,000         11,000
Commitments and Contingencies

Stockholders' Equity (Deficit):
     Common stock, par value $.02 per share:
      Authorized - 21,000,000 shares Issued - 15,913,000 shares at 9/30/01
      Issued - 16,502,000 shares at 3/31/01 Outstanding - 15,913,000 shares at
      9/30/01
      Outstanding - 15,913,000 shares at 3/31/01                                     318,000        330,000
     Capital in excess of par value                                                3,333,000      3,468,000
     Accumulated deficit                                                          (4,074,000)    (3,444,000)
                                                                                                -----------
                                                                                    (423,000)       354,000
     Treasury Stock - 589,000 shares at 3/31/01                                         --         (147,000)
                                                                                 -----------    -----------
               Total Stockholders' Equity (Deficit)                                 (423,000)       207,000
                                                                                 -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY
               (DEFICIT)                                                         $ 6,055,000    $ 4,989,000
                                                                                 ===========    ===========



See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                      2001            2000


Net Sales                                         $  1,580,000    $    288,000

Costs and Expenses:
     Cost of goods sold                              1,464,000         192,000
     Selling, general and administrative
   expenses                                            279,000         108,000
                                                  ------------    -------------
     Total Costs and Expenses                        1,743,000         300,000
                                                  ------------    -------------

Operating Loss                                        (163,000)        (12,000)
Other Income (Expense):
     Interest and other income                            --             4,000
     Interest expense                                 (100,000)        (34,000)
                                                  ------------    -------------

               Total Other Income (Expense)-Net       (100,000)        (30,000)
                                                  ------------    -------------

Loss From Continuing Operations                       (263,000)        (42,000)

Income From Discontinued Operations                     26,000           1,000
                                                  ------------    -------------

Net Loss                                          $   (237,000)       $(41,000)
                                                  ============    =============

Loss from Continuing
 Operations Per Common Share -
     Basic and Diluted                            $      (.02)   $        --

Income (Loss) From Discontinued
     Operations Per Common Share - Basic
      And Diluted                                         --              --
                                                  ------------    -------------

Net Loss Per Common Share -
     Basic and Diluted                            $       (.02)   $        --
                                                  ============    =============

Shares Used in Per Share Calculation:
     Basic and Diluted                              15,913,000      11,834,111
                                                  ============    =============



                See accompanying notes to financial statements.






                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                      2001             2000


Net Sales                                         $  2,536,000    $    538,000

Costs and Expenses:
     Cost of goods sold                              2,481,000         373,000
     Selling, general and administrative
   Expenses                                            515,000         156,000
     Consultant Compensation                              --           206,000
                                                  ------------    ------------

     Total Costs and Expenses                        2,996,000         735,000
                                                  ------------    ------------

Operating Loss                                        (460,000)       (197,000)

Other Income (Expense):
     Interest and other income                            --             7,000
     Interest expense                                 (193,000)        (82,000)
                                                  ------------    ------------

               Total Other Income (Expense)-Net       (193,000)        (75,000)
                                                  ------------    ------------

Loss From Continuing Operations                       (653,000)       (272,000)

Income (Loss) from Discontinued Operations              23,000        (111,000)
                                                  ------------    ------------

Net Loss                                          $   (630,000)   $   (383,000)
                                                  ============    ============


Loss From Continuing Operations
     Per Common Share - Basic and Diluted         $       (.04)   $       (.02)

Loss From Discontinued Operations
     Per Common Share - Basic and Diluted                 --              (.01)
                                                  ------------    ------------

Net Loss Per Common Share - Basic and
     Diluted                                              (.04)           (.03)
                                                  ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                              15,913,000      11,933,266
                                                  ============    ============


See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
                   FOR THE SIX MONTHS ENDED SEPEMBER 30, 2001
                                   (UNAUDITED)




                                                                                                                  Total
                          COMMON STOCK               Capital In                        TREASURY STOCK           Stockholders'
                     -------------------------        Excess of    Accumulated        ----------------             Equity
                      SHARES          PAR VALUE      PAR VALUE       DEFICIT        SHARES      AMOUNT            (DEFICIT)
                     ---------       ----------      ----------     ---------      -------      ------


Balance
March 31, 2001       16,502,000    $   330,000    $ 3,468,000    $(3,444,000)      (589,000)   $  (147,000)   $   207,000

Net Loss                   --             --             --         (630,000)          --             --         (630,000)

Retirement of
Treasury Stock         (589,000)       (12,000)      (135,000)          --          589,000        147,000           --
                    -----------    -----------    -----------    -----------    -----------    -----------    -----------



Balance,
September 30,2001    15,913,000    $   318,000    $ 3,333,000    $(4,074,000)          --      $      --      $  (423,000)
                                   ===========    ===========    ===========    ===========    ===========    ===========





                See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001        2000

     Loss from continuing operations                      $(653,000)   $(272,000)
     Adjustments to reconcile loss from
     continuing operations to net cash used
     in operating activities of continuing
     operations:
       Depreciation and amortization                        210,000       45,000
       Noncash compensation expense                            --        206,000
       Noncash interest expense on conversion of
       Note receivable into treasury stock                     --         23,000
       Changes in operating assets and liabilities:
           Accounts receivable - trade                     (667,000)     (53,000)
           Inventories                                     (257,000)     (37,000)
           Prepaid expenses & other current assets          (25,000)        --
           Other assets                                       5,000         --
           Accounts payable and accrued expenses            917,000        4,000
           Customer deposits                                   --       (117,000)
                                                          ---------    ---------
               Net cash used in operating activities of
               continuing operations                       (470,000)    (201,000)

Cash Flows Used In investing Activities:
      Deposits on machinery and equipment                  (252,000)    (537,000)
      Purchase of equipment                                 (79,000)        --
                                                          ---------    ---------
           Net cash used in investing activities of
            continuing operations                          (331,000)    (537,000)

Cash Flows Used In Financing Activities:
      Principal payments on long-term debt                 (270,000)     (43,000)
      Principal payments on capital lease
       obligations                                           (1,000)     (17,000)
      Proceeds from revolving line of credit,
       net of repayments                                    450,000         --
      Proceeds from long-term debt                          345,000         --
      Proceeds from subordinate notes, net of deferred
       finance costs                                        219,000      795,000
                                                          ---------    ---------
           Net cash provided by financing activities
            of continuing operations                        743,000      735,000
                                                          ---------    ---------

           Net cash used in continuing operations           (58,000)      (3,000)

           Net cash provided by (used in) discontinued
            operations                                       28,000      (39,000)
                                                          ---------    ---------

Net Decrease in Cash                                        (30,000)     (42,000)
Cash, Beginning Of Period                                    51,000      259,000
                                                          ---------    ---------

Cash, End Of Period                                       $  21,000    $ 217,000
                                                          =========    =========


See accompanying notes to financial statements.





                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                               2001      2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                             $153,000   $ 34,000
        Income taxes                                             --     $   --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES:
           Conversion of note receivable - common stock
             into treasury stock                             $   --     $170,000
           Accrued expense incurred for deferred debt
             expense                                         $   --     $ 56,000
           Acquisition of machinery and equipment
             through the incurrence of long-term debt        $ 25,000   $   --
           Retirement of treasury stock                      $147,000       --



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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnotes below were added to disclose additional information for this reporting period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended March 31, 2001.

NOTE 2 - DISCONTINUED OPERATIONS
                   In January 2001, the Company's Board of Directors approved management's plan to dispose of the Company's finished ribbon products business to allow for expansion of the molding division. In August 2001, the Company's Board of Directors also discontinued the Company's Athenia division.

                   Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the financial statements have been reclassified to reflect the discontinuation of both of these segments. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the segments have been segregated in the Balance Sheet, Statements of operations and Statements of Cash Flows. The net operating results, net assets and net cash flows of these segments have been reported as Discontinued Operations.

NOTE 3 - LONG-TERM DEBT:

                   Long-term debt at September 30, 2001 is summarized as follows:

                   Mortgage payable to bank, interest at 8.6%, due
                   November 2006.  The loan is secured by a first lien
                   on the building and improvements and all fixtures,
                   machinery and systems servicing the building therein.
                                                                      $  601,000

                   Note payable to finance company, interest at 9.75%,
                   Due March 2006.  The loan is secured by equipment.
                                                                         860,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - LONG-TERM DEBT(CONTINUED):
           Note payable to finance company, interest at 9.75%,
           Due March 2006.  The loan is secured by equipment.         860,000

           Note payable to vendor, interest at 9.2%, due March
           2003.  The loan is secured by equipment.                   199,000

           Note payable to finance company, interest at 11%, due
           February 2005.  The loan is secured by equipment.           61,000

           Note payable to finance company, interest at 12%, due
           February 2005.  The loan is secured by equipment.           18,000

           Note payable to finance company, interest at 10%, due
           November 2003.  The loan is secured by equipment.          359,000

           Note payable to Lakewood Development Corporation,
           interest at 3.5%, due August 2011.  The loan is
           secured by a second lien on the building and
           improvements.                                               345,000
                                                                       -------

               Total long-term debt                                  3,303,000

           Less: Current maturities                                 (1,526,000)
                                                              ----------------

           Long-Term Debt, Less Current Maturities            $      1,777,000
                                                              ================

           The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore, the long-term portion of this debt in the amount of $1,159,000 is classified as current as of September 30, 2001.



NOTE 4 - CONVERTIBLE SUBORDINATED NOTES:
                   Convertible subordinated notes at September 30, 2001 are summarized as follows:

                   Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of One share of common stock for each $.40 principal amount of the note. The notes are secured by a second mortgage on the building and land. Of this amount, $25,000
                   is due to related parties.                    $     1,000,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE SUBORDINATED NOTES (CONTINUED): Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of one share of common stock for each $.30 principal amount of the note. The notes are secured by a second mortgage on the
                   building and land.                             $    230,000
                                                                  ------------

                   Total                                             1,230,000

                   Less:  Current maturities                         1,230,000
                                                                  ------------

                   Convertible Subordinated Notes - Less
                       Current Maturities                         $         -
                                                                  ============


                   The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants required a reverse stock split by December 31, 2000. This did not occur, and therefore, the Company is in technical default as of September 30, 2001. Therefore, the convertible subordinated notes are classified as current as of September 30, 2001.

NOTE 5 - LINE OF CREDIT PAYABLE
                  In June 2001 the company entered into a revolving line of
                   credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

                  Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by all assets of the Company. The outstanding balance as of September 30, 2001 is $450,000.

NOTE 6 - INTERIM SEGMENT INFORMATION REPORTING:
               The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SEGMENT INFORMATION REPORTING (CONTINUED):
                   Information about the Company's segments is as follows for the three months ended September 30, 2001 and 2000 and for the six months ended September 30, 2001 and 2000 follows:



                      Three Months Ended Three Months Ended
                                             September 30, 2001       September 30, 2000
                                    Operating
                   Operating
     SEGMENT               SALES  INCOME (LOSS)      SALES     INCOME (LOSS)
     -------               -----  -------------      -----     -------------
Custom Molding         $1,580,000     (163,000)      288,000      (12,000)
Discontinued
 Operations                57,000       26,000       311,000        1,000
Corporate & Other            --       (100,000)         --        (30,000)
                       ----------   ----------    ----------   ----------
       Totals          $1,637,000   $ (237,000)   $  599,000   $  (41,000)
                       ==========   ==========    ==========   ==========


                        Six Months Ended Six Months Ended
                                  September 30, 2001     September 30, 2000
                                    Operating
                   Operating
     SEGMENT                       SALES   INCOME (LOSS)      SALES   INCOME (LOSS)
----------------------------------------   ----------    ----------   ----------
Custom Molding                $2,536,000     (460,000)      538,000        9,000
Discontinued
 Operations                       91,000       23,000       503,000     (111,000)
Corporate & Other                   --       (193,000)         --       (281,000)
                              ----------   ----------    ----------   ----------
                   Totals     $2,627,000   $ (630,000)   $1,041,000   $ (383,000)
                              ==========   ==========    ==========   ==========


                   The reconciliation of segment operating income (loss) to total company net loss for the three months ended September 30, 2001 and 2000 and for the six months ended September 30, 2001 and 2000 follows:

                      Three Months Ended Three Months Ended
                      SEPTEMBER 30, 2001 SEPTEMBER 30, 2000

     2000

Operating Loss                     $   (163,000)     $(12,000)
Interest Expense                       (100,000)      (34,000)
Interest and Other Income                -              4,000
                               ------------------- --------------------
  Loss from continuing
   Operations                       $   (263,000)     $(42,000)
                                   ============     ========

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SEGMENT INFORMATION REPORTING (CONTINUED):
                        Six Months Ended Six Months Ended
                      SEPTEMBER 30, 2001 SEPTEMBER 30, 2000

     2000

Operating Loss              $   (460,000)                 $(197,000)
Interest Expense                (193,000)                  (82,000 )
Interest and Other Income           -                        7,000
                               -------------------        --------------------
  Loss from continuing
   Operations                $   (653,000)                 $(272,000)
                              ============                 =========


                   As of the last annual report (Form 10-KSB) as of March 31, 2001, there have been no material changes in total assets during the three months ended September 30, 2001 and there have been no material changes in the basis of measurement of segment accounting during the three months ended September 30, 2001.


NOTE 7 - STOCKHOLDERS' EQUITY:
                  The Company's 589,000 treasury shares were retired on April 11, 2001.

Item 2:  Management's Discussion and Analysis, Material Changes
             in Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES for the six months ended September 30, 2001 increased by $1,998,000 or 371% from the respective 2000 period. Net Sales increased $1,292,000 or 448% to $1,580,000 for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. Net Sales by segment were as follows:

                            Six Months                       Three Months
                        Ended September 30,               Ended September 30,

                       2001             2000              2001             2000

Custom Molding      $2,536,000      $   538,000       $1,580,000      $  288,000

Discontinued            91,000          503,000           57,000         311,000
Operations

                    $2,627,000      $1,041,000        $1,637,000        $599,000


Custom Molding consists of the Company's injection molding operations, primarily consisting of the manufacturing of plastic pails custom molded to customers in the paint, chemical and other industries. These operations commenced in February 2001. Sales for this segment increased approximately $1,998,000 or 371%, and $1,292,000 or 448%, respectively, for the six months and three months ended September 30, 2001 when compared to the six months and three months ended September 30, 2000. These increases are primarily the result of the Company's commencement of plastic pail manufacturing.

CONTRACT COSTS AND COSTS OF GOODS SOLD vary based upon sales volume and product mix. Cost of sales was 97.8% and 92.7% for the six months and three months ended September 30, 2001 as compared to 69.7% and 66.7% for the respective periods in 2000. The increase is primarily the result of a commencement of the Company's plastic pail operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately $359,000 to $515,000 and $171,000 to $279,000 for the six months and three months ended September 30, 2001 as compared to the respective 2000 periods. These increases are primarily the result of commencement of the Company's plastic pail operations.

CONSULTANT COMPENSATION decreased $206,000 during the six months ended
September 30, 2001 to $0. For the three months ended September 30, 2001 and 2000, respectively, there was no consultants compensation. The consultant compensation is the value placed on the shares which were issued to certain individual members of Beres Acquisition Partners (BAP) for services rendered as specified in the Stock Purchase Agreement between the Company and BAP.
INTEREST AND OTHER INCOME decreased $7,000 for the six months and three months ended September 30, 2001 from the similar 2000 periods to $0. The decrease in interest is primarily the result of lower interest earned on lower cash balances invested.

INTEREST EXPENSE increased approximately $111,000 and $66,000 for the six months and three months ended September 30, 2001 as compared to September 30, 2000. These increases are primarily the result of interest accrued on $1,230,000 of notes in two private placements, as well as interest accrued on a revolving line of credit and financing for equipment purchased for the Company's plastic pail operations. The additional debt incurred as a result of the transition to plastic pail manufacturing.

NET INCOME (LOSS) for the six months ended September 30, 2001 was ($630,000) as compared to ($383,000) for the similar period of 2000. This increase is primarily the result of increased expenses associated with the new plastic pail operations. For the three months ended September 30, 2001, the Company had net loss of $(237,000) as compared to a net loss of ($41,000) for the comparable period in 2000. This increased loss resulted increased expenses associated with the new plastic pail operations.

PRIVATE PLACEMENTS AND NEW PRODUCT LINE

           In January 2001, the Company commenced operations of its plastic pail manufacturing division, which has become the primary business of Beres Industries, Inc. In February 2001, the Company began to manufacture five (5) gallon plastic pails. Its customers are local, national and international corporations in the chemical, paint, adhesive, joint compound and food industries. The Company intends to diversify operations to include other size pails at a later date.

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

           As of September 30, 2001, the Company is selling approximately 75,000 pails per week and is actively seeking new accounts.

PRIVATE PLACEMENTS

         As previously disclosed in the Company's statements the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of September 30, 2001. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

           The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed in May 2001. These notes may be converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of September 30, 2001, no interest has been paid on these notes.

           The Stock Purchase Agreement between the Company and BAP further provides for completion of a four-to-one reverse split of the Company's outstanding shares, including the 6,000,000 shares that have been or are due to be issued to BAP. Immediately following approval of the reverse split, there will be issued to BAP, an additional 4,900,400 shares, so that BAP would own or control a total of 6,400,400 shares, or approximately 56% of the outstanding shares of the Company (not including shares issued to BAP partners who are also note holders), assuming full conversion of the notes.

           Since completing the minimum amount of the Private Placement, the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. For the fiscal year ended March 31, 2001, the Company financed $2,574,000 to purchase approximately $3,540,000 in new equipment.

MATERIAL CHANGES IN FINANCIAL POSITION

         The Company had approximately ($3,592,000) working capital at September 30, 2001 as compared to working capital of ($2,835,000) at March 31, 2001. At September 30, 2001, the Company had cash and cash equivalents of approximately $21,000 as compared to $51,000 at March 31, 2001. During the six months ended September 30, 2001, the Company used cash of approximately $30,000. As of September 30, 2001, the Company's current liabilities ($4,691,000) exceeded the Company's current assets ($1,099,000) by $3,592,000, for a current ratio of 1:4.

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

PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

          There have been no material changes in legal proceedings as required to be reported on Form 10QSB from any previously reported in the Company's 10-QSB for the fiscal quarter ended June 30, 2001.

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


                                                      BERES INDUSTRIES, INC.
                                                                (Registrant)

Date:   November 19, 2001
                                                      By:/s/ JOEL SCHONFELD
                                                      ---------------------
                                                      Joel Schonfeld
                                                      Chairman of the Board