Form 10QSB
period 2001-12-31
BERES INDUSTRIES INC
filed 2002-02-19
CIK 790710

7


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF1934.

                 For the 3 month period ended December 31, 2001.

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

(1) Yes _X_     No ___           (2) Yes _X_     No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 18,072,934 - February 19, 2002

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                DECEMBER 31,2001





                                                                         PAGE

Part I: Financial Information

Item 1:  Financial Statements:

         Balance Sheets as of December 31,2001 and
          March 31, 2001                                                    F-2

         Statements of Operations
          For the Three Months Ended
            December 31, 2001 and 2000                                      F-3

         Statements of Operations
           For the Nine Months Ended
             December 31, 2001 and 2000                                     F-4

         Statement of Changes in Stockholders' Equity(Deficit)
          For the Nine Months Ended December 31, 2001                       F-5

         Statements of Cash Flows
          For the Nine Months Ended
            December 31, 2001 and 2000                                      F-6

         Notes to Financial Statements                              F-8 to F-12

Item 2:  Management's Discussion and Analysis, Material
         Changes in Financial Condition and Results of Operations






                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

             ASSETS                                              12/31/01       3/31/01
Current Assets:
    Cash                                                      $    46,000    $    51,000
    Accounts receivable, less allowance for
      doubtful accounts of $35,000                                620,000         53,000
    Inventories:
     Raw materials                                                 97,000         42,000
     Work-in-process                                               18,000          2,000
     Finished goods                                                98,000         19,000
    Prepaid expenses and other current assets                      20,000         13,000
                                                              -----------    -----------
             Total Current Assets                                 899,000        180,000

Property, Plant and Equipment - Net                             4,349,000      4,569,000

Other Assets                                                      445,000        202,000
Net Assets of Discontinued Operations                              33,000         38,000
                                                              -----------    -----------

             Total Assets                                     $ 5,726,000    $ 4,989,000
                                                              ===========    ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Line of credit payable                                    $   433,000    $      --
    Current maturities of long-term debt                        2,891,000      1,447,000
    Current maturities of capital lease obligations                 5,000          3,000
    Current maturities of convertible subordinated
     notes                                                      1,230,000      1,000,000
    Accounts payable and accrued expenses                       1,432,000        565,000
                                                              -----------    -----------
             Total Current Liabilities                          5,991,000      3,015,000

Long-Term Debt, Less Current Maturities                           365,000      1,756,000
Capital Lease Obligations, Less Current
 Maturities                                                         8,000         11,000
Commitments and Contingencies

Stockholders' Equity (Deficit):
    Common stock, par value $.02 per share:
     Authorized - 21,000,000 shares Issued -
     15,913,000 shares at 12/31/01
     Issued - 16,502,000 shares at 3/31/01 Outstanding -
     15,913,000 shares at 12/31/01
     Outstanding - 15,913,000 shares at 3/31/01                   318,000        330,000
    Capital in excess of par value                              3,333,000      3,468,000
    Accumulated deficit                                        (4,289,000)    (3,444,000)
                                                              -----------    -----------
                                                                 (638,000)       354,000
    Treasury Stock - 589,000 shares at 3/31/01                       --         (147,000)
                                                              -----------    -----------
             Total Stockholders' Equity (Deficit)                (638,000)       207,000
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY
             (DEFICIT)                                        $ 5,726,000    $ 4,989,000
                                                              ===========    ===========



See accompanying notes to financial statements.







                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                     2001            2000


Net Sales                                       $  1,474,000    $    271,000

Costs and Expenses:
    Cost of goods sold                             1,310,000         174,000
    Selling, general and administrative
   expenses                                          248,000         105,000
    Consultant compensation                             --          (101,000)
                                                ------------    ------------

Total Costs and Expenses                           1,558,000         178,000
                                                ------------    ------------
Operating Income(Loss)                               (84,000)         93,000

Other Income (Expense):
    Interest and other income                           --             2,000
    Interest expense                                (132,000)        (34,000)
                                                ------------    ------------
             Total Other Income (Expense)-Net       (132,000)        (32,000)
                                                ------------    ------------

Income(Loss) From Continuing Operations             (216,000)         61,000

Income(Loss) From Discontinued Operations              1,000         (58,000)
                                                ------------    ------------

Net Income(Loss)                                $   (215,000)   $      3,000
                                                ============    ============

Loss from Continuing
 Operations Per Common Share -
    Basic and Diluted                           $       (.01)   $       --

Income (Loss) From Discontinued
    Operations Per Common Share - Basic
     And Diluted                                        --              --
                                                ------------    ------------

Net Loss Per Common Share -
    Basic and Diluted                           $       (.01)   $       --
                                                ============    ============

Shares Used in Per Share Calculations:
    Basic and Diluted                             15,913,000      12,073,000
                                                ============    ============


See accompanying notes to financial statements.






                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



                                                        2001           2000


Net Sales                                          $  4,010,000    $    809,000

Costs and Expenses:
    Cost of goods sold                                3,791,000         547,000
    Selling, general and administrative
   Expenses                                             763,000         261,000
    Consultant Compensation                                --           105,000
                                                   ------------    ------------

    Total Costs and Expenses                          4,554,000         913,000
                                                   ------------    ------------

Operating Loss                                         (544,000)       (104,000)

Other Income (Expense):
    Interest and other income                              --             9,000
    Interest expense                                   (325,000)       (116,000)
                                                   ------------    ------------
             Total Other Income (Expense)-Net          (325,000)       (107,000)
                                                   ------------    ------------

Loss From Continuing Operations                        (869,000)       (211,000)

Income(Loss) from Discontinued Operations                24,000        (169,000)
                                                   ------------    ------------

Net Loss                                           $   (845,000)   $   (380,000)
                                                   ============    ============

Loss From Continuing Operations
    Per Common Share - Basic and Diluted           $       (.05)   $       (.02)

Income(Loss) From Discontinued Operations
    Per Common Share - Basic and Diluted                   --              (.01)
                                                   ------------    ------------

Net Loss Per Common Share - Basic and
    Diluted                                        $       (.05)   $       (.03)
                                                   ============    ============

Shares Used in Per Share Calculations:
    Basic and Diluted                                15,913,000      11,981,000
                                                   ============    ============



See accompanying notes to financial statements.






                             BERES INDUSTRIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)


                                                                                                                Total
                                                  Capital In                                                  Stockholders'
                         Common Stock              Excess of     Accumulated          Treasury Stock            Equity
                      Shares       Par Value       Par Value      Deficit         Shares         Amount        (Deficit)
                      -----------------------------------------------------------------------------------------------------

Balance
March 31, 2001      16,502,000    $   330,000    $ 3,468,000    $(3,444,000)      (589,000)   $  (147,000)   $   207,000

Net Loss                  --             --             --         (845,000)          --             --         (845,000)

Retirement of
Treasury Stock        (589,000)       (12,000)      (135,000)          --          589,000        147,000           --
                   -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance,
December 31,2001    15,913,000    $   318,000    $ 3,333,000    $(4,289,000)          --      $      --      $  (638,000)
                   ===========    ===========    ===========    ===========    ===========    ===========    ===========





See accompanying notes to financial statements.







                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001         2000

    Loss from continuing operations                      $(869,000)   $(211,000)
    Adjustments to reconcile loss from
    continuing operations to net cash used
    in operating activities of continuing
    operations:
      Depreciation and amortization                        343,000       72,000
      Noncash compensation expense                            --        105,000
      Noncash interest expense on conversion of
      note receivable into treasury stock                     --         23,000
      Changes in operating assets and liabilities:
         Accounts receivable - trade                      (567,000)      48,000
         Inventories                                      (150,000)      33,000
         Prepaid expenses & other current assets            (7,000)      12,000
         Other assets                                        5,000         --
         Accounts payable and accrued expenses             867,000      (24,000)
         Customer deposits                                    --       (131,000)
                                                         ---------    ---------
             Net cash used in operating activities of
             continuing operations                        (378,000)     (73,000)

Cash Flows Used In investing Activities:
     Deposits on machinery and equipment                  (252,000)    (592,000)
     Purchase of equipment                                 (76,000)        --
                                                         ---------    ---------
         Net cash used in investing activities of
          continuing operations                           (328,000)    (592,000)

Cash Flows Used In Financing Activities:
     Principal payments on long-term debt                 (322,000)     (65,000)
     Principal payments on capital lease
      obligations                                           (1,000)     (23,000)
     Proceeds from revolving line of credit,
      net of repayments and loan costs of $7,000           426,000         --
     Proceeds from long-term debt                          350,000         --
     Proceeds from subordinate notes, net of deferred
         finance costs of $11,000 in 2001 and $56,000
         in 2000                                           219,000      794,000
                                                         ---------    ---------
         Net cash provided by financing activities
          of continuing operations                         672,000      706,000
                                                         ---------    ---------
         Net cash provided by (used in) continuing
           operations                                      (34,000)      41,000
         Net cash provided by (used in) discontinued
          operations                                        29,000     (100,000)
                                                         ---------    ---------

Net Decrease in Cash                                        (5,000)     (59,000)
Cash, Beginning Of Period                                   51,000      259,000
                                                         ---------    ---------

Cash, End Of Period                                      $  46,000    $ 200,000
                                                         =========    =========



See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



                                                                2001      2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                              $215,000   $ 49,000
       Income taxes                                          $   --     $   --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
         Conversion of note receivable - common stock
           into treasury stock                               $   --     $170,000
         Accrued expense incurred for deferred debt
           expense                                           $   --     $ 56,000
         Acquisition of machinery and equipment
           through the incurrence of long-term debt          $ 25,000   $   --
         Retirement of treasury stock                        $147,000   $   --




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

NOTE 3 - LONG-TERM DEBT:

         Long-term debt at December 31,2001 is summarized as follows:

         Mortgage payable to bank, interest at 8.6%, due November 2006. The loan is secured by a first lien on the building and improvements and all fixtures, machinery and systems servicing the building therein.
                                                                       $ 578,000

         Note payable to finance company, interest at 9.75%, due March 2006. The
         loan is secured by equipment.                                   847,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - LONG-TERM DEBT(CONTINUED):
         Note payable to finance company, interest at 9.75%, due March
         2006. The loan is secured by equipment.                         847,000

         Note payable to vendor, interest at 9.2%, due March
         2003.  The loan is secured by equipment.                        209,000

         Note payable to finance company, interest at 11%, due February
         2005. The loan is secured by equipment.                          58,000

         Note payable to finance company, interest at 12%, due February
         2005. The loan is secured by equipment.                          18,000

         Note payable to finance company, interest at 10%, due November
         2003. The loan is secured by equipment.                         359,000

         Note payable to Lakewood Development Corporation,
         interest at 3.5%, due August 2011.  The loan is
         secured by a second lien on the building and
         improvements.                                                   340,000
                                                                ----------------

             Total long-term debt                                      3,256,000

         Less: Current maturities                                      2,891,000
                                                                ----------------

         Long-Term Debt, Less Current Maturities                $        365,000
                                                                ================

         The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and the covenants of certain other debt were not met. Therefore, the long-term portion of this debt in the amount of $2,177,000 is classified as current as of December 31, 2001.



NOTE 4 - CONVERTIBLE SUBORDINATED NOTES:
                Convertible subordinated notes at December 31,2001 are summarized as follows:

                Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December
                31. The notes are convertible anytime at a rate of one share of common stock for each $.40 principal amount of the note. The notes are secured by a third lien on the building and land. Of this amount, $25,000
                is due to related parties.                      $      1,000,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  4 - CONVERTIBLE SUBORDINATED NOTES (CONTINUED):
         Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of one share of common stock for each $.30 principal amount of the note. The notes are secured by a third
         lien on the building and land.                                  230,000
                                                                ----------------

                Total                                                  1,230,000

                Less:  Current maturities                              1,230,000
                                                                ----------------

                Convertible Subordinated Notes - Less
                    Current Maturities                          $        --
                                                                ================


         The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants required a reverse stock split by December 31, 2000. This did not occur, and therefore, the Company is in technical default as of December 31, 2001. Therefore, the convertible subordinated notes are classified as current as of December 31, 2001 and March 31, 2001.

NOTE 5 - LINE OF CREDIT PAYABLE
         In June 2001, the Company entered into a revolving line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

         Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by accounts receivable, inventory and all other property of the Company. The outstanding balance as of December 31, 2001 is $433,000.

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

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SEGMENT INFORMATION REPORTING (CONTINUED):
         Information about the Company's segments is as follows for the three months ended December 31, 2001 and 2000 and for the nine months ended December 31, 2001 and 2000 follows:

                                 Three Months Ended          Three Months Ended
                                  December 31,2001            December 31, 2000

                                         OPERATING                  OPERATING
     SEGMENT                  SALES     INCOME (LOSS)      SALES   INCOME (LOSS)
     -------                  -----     -------------      -----   -------------
Custom Molding
Discontinued                $1,474,000   $(84,000)$       271,000   $   93,000
 Operations                       --          1,000       156,000      (58,000)
Corporate & Other                 --       (132,000)         --        (32,000)
                            ----------   ----------    ----------   ----------
                Totals      $1,474,000   $ (215,000)   $  427,000   $    3,000
                            ==========   ==========    ==========   ==========


                                    Nine Months Ended         Nine Months Ended
                                   December 31,2001           December 31, 2000

                                          Operating                  Operating
     SEGMENT                   SALES     INCOME (LOSS)     SALES   INCOME (LOSS)
--------------------------------------------------------------------------------
Custom Molding              $4,010,000   $ (544,000)   $  809,000   $     --
Discontinued
 Operations                     91,000       24,000       658,000     (169,000)
Corporate & Other                 --       (325,000)         --       (211,000)
                            ----------   ----------    ----------   ----------
                Totals      $4,101,000   $ (845,000)   $1,467,000   $ (380,000)
                            ==========   ==========    ==========   ==========


         The reconciliation of segment operating income (loss) to total company net loss for the three months ended December 31,2001 and 2000 and for the nine months ended December 31, 2001 and 2000 follows:

                                  Three Months Ended       Three Months Ended
                                  DECEMBER 31,2001         DECEMBER 31, 2000
                                 ----------------          -----------------

Operating Income (Loss)          $     (84,000)             $    93,000
Interest Expense                      (132,000)                 (34,000)
Interest and Other Income                  --                     2,000
                                 -------------              -----------
  Income (loss) from
   continuing operations         $    (216,000)             $    61,000
                                 =============              ===========

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SEGMENT INFORMATION REPORTING (CONTINUED):

                                       Nine Months Ended   Nine Months Ended
                                       DECEMBER 31,2001    DECEMBER 31, 2000
                                       ----------------    -----------------


Operating Loss                          $(544,000)         $(104,000)
Interest Expense                         (325,000)          (116,000)
Interest and Other Income                    --                9,000
                                        ---------          ---------
  Loss from continuing
   operations                           $(869,000)         $(211,000)
                                        =========          =========


         As of the last annual report (Form 10-KSB) as of March 31, 2001, there have been no material changes in total assets during the nine months ended December 31,2001 and there have been no material changes in the basis of measurement of segment accounting during the nine months ended December 31,2001.


NOTE 7 - STOCKHOLDERS' EQUITY(DEFICIT):
         The Company's 589,000 of treasury shares were retired on April 11, 2001.

Item 2:  Management's Discussion and Analysis, Material Changes
             in Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES for the nine months ended December 31, 2001 increased by $3,201,000 or 396 % from the respective 2000 period. Net Sales increased $1,203,000 or 444 % to $1,474,000 for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. Net Sales by segment were as follows:

                                Nine months                    Three Months
                             Ended December 31,             Ended December 31,

                          2001             2000           2001            2000

Custom Molding          $4,010,000       $809,000       $1,474,000      $271,000

Discontinued                91,000        658,000           ____         156,000
Operations

Corporate and             ____           ____               ____          ____
Other

                        $4,101,000     $1,467,000       $1,474,000      $427,000


Custom Molding consists of the Company's injection molding operations, primarily consisting of the manufacturing of plastic pails custom molded to customers in the paint, chemical and other industries. These operations commenced in February 2001. Sales for this segment increased approximately $3,201,000 or 396%, and $1,203,000 or 444%, respectively, for the nine months and three months ended December 31, 2001 when compared to the nine months and three months ended December 31, 2000. These increases are primarily the result of the Company's increased focus on plastic pail manufacturing.

CONTRACT COSTS AND COSTS OF GOODS SOLD vary based upon sales volume and product mix. Cost of sales was 95% and 89% for the nine months and three months ended December 31, 2001 as compared to 68% and 64% for the respective periods in 2000. The increase is primarily the result of a commencement of the Company's plastic pail operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately $502,000 to $763,000 and $143,000 to $248,000 for the nine months and three months ended December 31, 2001 as compared to the respective 2000 periods. These increases are primarily the result of commencement of the Company's plastic pail operations.

CONSULTANT COMPENSATION decreased $105,000 during the nine months ended
December 31, 2001 to $0. For the three months ended December 31, 2001 there was no consultants compensation, as compared to the similar period in 2001, where consultant compensation was ($101,000). The consultant compensation is the value placed on the shares which were issued to certain individual members of Beres Acquisition Partners (BAP) for services rendered as specified in the Stock Purchase Agreement between the Company and BAP.

INTEREST AND OTHER INCOME decreased $9,000 and $2,000 for the nine months and three months ended December 31, 2001, respectively, from the similar 2000 periods to $0. The decrease in interest is primarily the result of lower interest earned on lower cash balances invested.

INTEREST EXPENSE increased approximately $209,000 and $98,000 for the nine months and three months ended December 31, 2001 as compared to December 31, 2000. These increases are primarily the result of interest accrued on $1,230,000 of notes in two private placements, as well as interest accrued on a revolving line of credit and financing for equipment purchased for the Company's plastic pail operations. The additional debt incurred as a result of the transition to plastic pail manufacturing.

NET INCOME (LOSS) for the nine months ended December 31, 2001 was ($845,000) as compared to ($380,000) for the similar period of 2000. This increase is primarily the result of increased expenses associated with the new plastic pail operations. For the three months ended December 31, 2001, the Company had net loss of $(215,000) as compared to a net income of $3,000 for the comparable period in 2000. This increased loss resulted increased expenses associated with the new plastic pail operations.

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

         As of December 31, 2001, the Company is selling approximately 80,000 pails per week and is actively seeking new accounts.

PRIVATE PLACEMENTS

         As previously disclosed in the Company's statements, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of December 31, 2001. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

         The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed in May 2001. These notes may be converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of December 31, 2001, no interest has been paid on these notes.

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

MATERIAL CHANGES IN FINANCIAL POSITION

The Company had approximately ($5,092,000) working capital at December 31, 2001 as compared to working capital of ($2,835,000) at March 31, 2001. At December 31, 2001, the Company had cash and cash equivalents of approximately $46,000 as compared to $51,000 at March 31, 2001. During the nine months ended December 31, 2001, the Company used cash of approximately $5,000. As of December 31, 2001, the Company's current liabilities ($5,991,000) exceeded the Company's current assets ($899,000) by $(5,092,000), for a current ratio of 1:6.

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

PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

          There have been no material changes in legal proceedings as required to be reported on Form 10QSB from any previously reported in the Company's 10-QSB for the fiscal quarter ended September 30, 2001.

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


                                                 BERES INDUSTRIES, INC.
                                                          (Registrant)

Date:   February 19, 2002
                                                 By:/s/ JOEL SCHONFELD
                                                 -----------------------



                                                 Joel Schonfeld
                                                 Chairman of the Board