Form 10QSB/A
period 2001-12-31
BERES INDUSTRIES INC
filed 2002-05-16
CIK 790710

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

(1) Yes _X_     No ___           (2) Yes _X_     No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 18,072,934 - May 3, 2002

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                DECEMBER 31,2001





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


On October 8, 1999, Beres entered into a stock purchase agreement with individuals collectively known as Beres Acquisition Partnership, or BAP. The purpose of the stock purchase agreement was to provide Beres with a business opportunity to establish a new product line consisting of the manufacture of five gallon pails, and to terminate Beres' old line of business which had ceased to be profitable for several years. In January 2001, Beres auctioned off most of its then-existing equipment which could not be used for its new product line, essentially ending its previous line of business. Beres secured financing to purchase the necessary equipment to allow it to proceed with its new product line. In February 2001, Beres began manufacturing 5 gallon plastic pails. Beres' sales have continued to increase since its pail production was commenced.


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


                                                 BERES INDUSTRIES, INC.
                                                          (Registrant)

Date:   May 3, 2002
                                                 By:/s/ JOEL SCHONFELD
                                                 -----------------------



                                                 Joel Schonfeld
                                                 Chairman of the Board