Form 10KSB
period 2002-03-31
BERES INDUSTRIES INC
filed 2002-07-15
CIK 790710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2002
Commission File Number 0-14840

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

The issuer's revenues for its most recent fiscal year were $5,687,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $165,020 on July 1, 2002 based on the last available bid quotation (.02) at the close of the market on that day. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on July 1, 2002 was 16,502,000

Documents Incorporated By Reference - See Item 14(c) to this Form 10-KSB.

Item 1.  Description of Business.

                        General Development of Business.

         Beres Industries, Inc. ("Beres") was incorporated in the State of New Jersey on June 23, 1960. Its two wholly owned subsidiaries, Athenia Plastic Mold Corp. ("Athenia") and Supply Dynamics, Inc. ("Supply Dynamics") were incorporated in the State of New Jersey on July 27, 1976 and October 11, 1983, respectively. As of Beres' March 31, 1998 fiscal year end, Athenia was merged into Beres and as of Beres' March 31, 1999 fiscal year end, Supply Dynamics was merged into Beres. The foregoing mergers eliminated Beres' subsidiaries and combined all operations into the parent company. (Beres, Athenia and Supply Dynamics are hereinafter collectively referred to as "Beres" or the "Company"). As described below, the Company recently completed a private placement (the "Private Placement") pursuant to which the Company raised $1,000,000 for acquisition of new equipment and other costs involved with the Company's commencing a new line of business. In the fiscal year ended March 31, 2001, the Company changed its primary business to the manufacturing of plastic pails, and phased out its injection molding business. As of March 31, 2002, the Company has continued operating its Athenia Plastic Mold Division.

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

         From August 2000 to March 2001, the Company engaged in private placement, offering a minimum of $500,000 and a maximum of $1,000,000 of subordinated convertible notes. In order to purchase the equipment necessary to commence its plastic pail operations, the Company utilized funds from its private placement and obtained equipment financing from several sources. The financings include a $1,837,914 equipment loan at 9 3/4 % interest for five (5) years through Van Dorn Demag Corporation from CIT Corporation for six (6) injection molding machines; a $420,000 loan from Plas/Tool Company at 10% interest for 30 months to provide for 6 molds to be used with the Van Dorn plastic injecting machines; a $210,000 loan from Kase Equipment Corporation for the six color pail printing system; a $69,000 equipment loan with finance charges of $16,812.32 to be paid over 48 months through Budzar Industries Inc. from Orix Credit Alliance Inc., for the Company's Cooling System, Tower and Chiller pumping station; a $21,000 equipment loan from Cumberland, Inc. through Orix Credit Alliance, Inc. for the manufacturing granulator used in the pail making process. In July 2001, Beres received a $350,000 loan from the Lakewood Industrial Development at 3 1/2 % interest to be paid over ten (10) years for peripheral equipment.

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

Item 3.  Legal Proceedings:

     During the fiscal year ended March 31, 2002, there were no material legal proceedings which the Company is required to report.

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

         The past performance of Beres' Common Stock is not necessarily indicative of future performance.


                          1999

                                   High (Bid)      Low (Bid)

               1st Qtr             $.10           $.035
               2nd Qtr             $.055          $.035
               3rd Qtr             $.055          $.03
               4th Qtr             $.10           $.03

                           2000

                                   High (Bid)      Low (Bid)

               1st Qtr             $.19           $.05
               2nd Qtr             $.10           $.07
               3rd Qtr             $.15           $.06
               4th Qtr             $.10           $.07


                          2001

                                   High (Bid)      Low (Bid)

               1st Qtr             $.09           $.06
               2nd Qtr             $.15           $.06
               3rd Qtr             $.09           $.05
               4th Qtr             $.0.04         $.04

                          2002

                                   High (Bid)      Low (Bid)

               1st Qtr             $.03           $.05
               2nd Qtr             $.03           $.02


         As of July 1, 2002 the approximate number of Shareholders of record of the Company was 1,849. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. The Company's securities are quoted in the "Pink Sheets", as published by the National Quotation Bureau, Inc. and the "OTC Bulletin Board".

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

         The Company designed, manufactured and assembled precision engineered injection molds for the manufacture of molded plastic products and parts for both its internal operations as well as for sale to outside customers. This segment was discontinued in August 2001.

         The finished ribbon cartridge segment manufactured computer printer and electronic typewriter ribbon cartridges for sale primarily to OEM printer manufacturers and ribbon industry co-manufacturers. This segment was discontinued in January 2001.

         The following tables summarize net sales and operating income (loss) for Beres Industries, Inc.

                                     Year Ended March 31,

                                       2002           2001
                                    (Dollars in Thousands)
Total Operating Income(Loss)       $  (658,000)    $  (381,000)
Loss from Discontinued Operation   $    42,000     $  (357,000)
Interest and Other Income (Loss)        19,000          13,000
     Net Income (Loss)             $(1,083,000)    $  (703,000)

         The Company's total net sales for the fiscal year ended March 31, 2002 were $5,687,000, an increase of $4,742,000 or 501.8% from the year ended March 31, 2001. For the 2002 fiscal year, the Company posted a net loss of $(1,083,000), as compared to net loss of $(703,000) for the fiscal year ended March 31, 2001. The increased loss in 2002 is a result of expenses incurred in the Company's transition to a manufacturer of plastic pails.

         Custom Molding sales increased approximately $4,742,000 or 501.8% from $945,000 during the fiscal year ended March 31, 2001, to $5,687,000 in the fiscal year ended March 31, 2002. The increase in sales for the custom-molding segment is primarily the result of the Company obtaining new customers and increasing sales of its plastic pails. The decrease in operating income is the result of the transition from the Company's prior injection molding operations to becoming a manufacturer of plastic pails.

         Contract Costs and Costs of Goods Sold varies based upon sales volume and product mix. For the fiscal year ended March 31, 2002, cost of sales was 92.28%, which increased by 11.86% over the cost of sales for the 2001 fiscal year which was 80.42%.

         Selling, General and Administrative Expenses increased approximately $636,000 or 137.9% from $461,000 to $1,097,000 for the fiscal year ended March 31, 2002 when compared to the 2001 fiscal year. This increase is primarily the result of commencement of the Company's plastic pail operations.

         Interest and Other Income increased by $6,000 from $13,000 for the 2001 fiscal year, to $19,000 for the 2002 fiscal year. Interest expense increased $298,000 from $188,000 for the 2001 fiscal year as compared to $486,000 for the fiscal year 2002. This increase is the result of interest on notes issued to investors in the company's private placement offering and interest paid on the bank revolving line of credit.

         Income from Discontinued Operations was $ 42,000 for the fiscal year ended March 31,2002 as compared to a (loss) from discontinued operations $(357,000) during 2001. This resulted from the discontinuation of the Company's finished ribbon product segment in January 2001 and the company's precision engineered injection molds segment in August 2001. The Company's Board of Directors approved management's plan to terminate these segments due to a strinking market and decreasing sales and to allow for expansion of its plastic pail business.

         Net Loss for the fiscal year ended March 31, 2002 was $(1,083,000) as compared to a net loss of $(703,000) for the fiscal year ended March 31, 2001; an increased loss of $380,000 or 54.05%. This is a result of an increase in expenses associated with the manufacture of plastic pails. Management continues to take steps to reduce costs. Management intends to continue its efforts to increase sales and control costs and is hopeful for an improvement in operating results.

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

         As of March 2002, the Company is selling approximately 86,000 pails per week and is actively seeking new accounts.

        In June 2002, Beres received a four month mortatorium on half the payments due to Plastool and VanDorn, two of Beres' major creditors. In July 2002, the price of plastic resin increased by 20%. As a result, Beres will be forced to increase its prices.

Private Placement

         As disclosed in the Company's quarterly statements on Forms 10-QSB for each fiscal quarters from December 31, 1999 to December 31, 2001, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of a minimum of $500,000 and a maximum of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of March 31, 2002. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

        The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed in May 2001. These notes maybe converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of March 31, 2002, no interest has been paid on the notes and the Company has not received any notice of default from the noteholders.

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

         Since completing the minimum amount of the Private Placement, the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. For the fiscal year ended March 31, 2001, the Company financed $2,574,000 to purchase approximately $3,540,000 in new equipment. For fiscal year ended March 31, 2002 the Company financial $266,000 to purchase approximately $350,000 in new equipment.


MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company had working capital deficiency of approximately ($5,125,000) at March 31, 2002, as compared to working capital deficiency of ($2,797,000) at March 31, 2001. The decrease in working capital is a result of expenditures the Company has made for equipment to commence its new plastic pail manufacturing operation. At March 31, 2002, the Company had cash and cash equivalents of approximately $83,000, as compared to $51,000 a year earlier. This is a result of deposits made and expenses incurred in starting its plastic pail operations.

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

Item 7.  Financial Statements and Supplementary Date:

INDEX TO FINANCIAL STATEMENTS - See Page F-1


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

    NONE

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant:

    The Company's Officers and Directors are as follows:

Name                  Age      Positions Held with the Registrant

Joel Schonfeld        67       Chairman of the Board and Director

Charles Beres, Sr.    83       Chairman of the Board and Director (resigned
                               May 2000)

Charles Beres, Jr.    54       President, Chief Executive
                               Officer, Chief Financial
                               Officer, Treasurer and Director

Lynn Jones            60       Executive Vice President-Operations

Joseph Delikat        60       Vice President, Secretary and Director
                               (resigned February 2000)

Andrea I. Weinstein   36       Director

Victor Weinstein      63       Director

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

Item 12.  Certain Relationships and Related Transactions:

         On October 8, 1999, the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership ("BAP"). The purpose for the initiation of the relationship between the Company and BAP was to provide the Company with a business opportunity to establish a new product line, consisting of the manufacture of five gallon plastic pails, and to assist with the raising of the capital necessary to finance the introduction of the new product line. The Stock Purchase Agreement, as amended, (the "Stock Purchase Agreement") provided that BAP would be responsible for completing a Private Placement in the amount of between $500,000 and $1,000,000 of the Company's 9% Convertible Subordinated Promissory Notes (the "Notes"). The Notes which shall pay interest only until their maturity date of December 31, 2004, and assuming receipt of Shareholder approval of the four to one reverse split, are convertible at the rate of one
(1) share of the Company's post four to one Reverse Split Common Stock, for each $.40 principal amount of the Notes. The Stock Purchase Agreement, as amended, provides that the Company shall, as soon as possible after completion of the minimum amount of the Private Placement, present to its Shareholders for approval, a four to one reverse split of its outstanding shares of common stock. As of March 31, 2002, the Company is in default of the notes issued the private placement. As a result, the noteholders may demand repayment of the loans.

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

                                     Dated: July 1, 2002

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

                                     Dated: July 1, 2002


                                     BY:
                                            CHARLES BERES, JR.,
                                            Director

                                     Dated:


                                     BY:    /S/ ANDREA I. WEINSTEIN
                                            -----------------------
                                            ANDREA I. WEINSTEIN,
                                            Director

                                     Dated: July 1, 2002

                             BERES INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                             BERES INDUSTRIES, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002





                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                         F-2

Financial Statements:

         Balance Sheet as of March 31, 2002                          F-3

         Statements of Operations
          For the Years Ended March 31, 2002 and 2001                F-4

         Statements of Changes in
          Stockholders' Equity
          For the Years Ended March 31, 2002 and 2001                F-5

         Statements of Cash Flows
          For the Years Ended March 31, 2002 and 2001                F-6

         Notes to Financial Statements                               F-7 to F-19

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
BERES INDUSTRIES, INC.

We have audited the accompanying balance sheet of Beres Industries, Inc. as of March 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beres Industries, Inc. as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced significant operating losses in the current and prior years, is in technical default on covenants of certain loan agreements and has a significant working capital deficiency at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WITHUM, SMITH & BROWN
TOMS RIVER, NJ
June 11, 2002

See accompanying notes to financial statements.





                             BERES INDUSTRIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002


               ASSETS
Current Assets:
     Cash and cash equivalents                              $    83,000
     Accounts receivable, less allowance for
       doubtful accounts of $54,000                             682,000
     Inventories:
         Raw materials                                          121,000
         Finished goods                                         166,000
     Prepaid expenses and other current assets                   23,000
                                                            -----------
               Total Current Assets                           1,075,000

Property, Plant and Equipment - Net                           4,480,000

Other Assets                                                    125,000
                                                            -----------

               TOTAL ASSETS                                 $ 5,680,000
                                                            ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Line of credit payable                                 $   518,000
     Current maturities of long-term debt                     2,849,000
     Current maturities of capital lease obligations              4,000
     Current maturities of convertible subordinated notes     1,230,000
     Accounts payable and accrued expenses                    1,599,000
                                                            -----------
               Total Current Liabilities                      6,200,000

Long-Term Debt, Less Current Maturities                         349,000

Capital Lease Obligations, Less Current Maturities                7,000



Stockholders' Equity:
     Common stock, par value $.02 per share:
      Authorized - 21,000,000 shares
      Issued and outstanding - 15,913,000 shares                318,000
                                                                330,000
     Capital in excess of par value                           3,333,000
     Accumulated deficit
                                                            -----------
                                                             (4,527,000)
                                                            -----------

               Total Stockholders' Equity (Deficit)            (876,000)
                                                            -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $ 5,680,000
                                                            ===========

See accompanying notes to financial statements.



                             BERES INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                      2002            2001
                                                      ----            ----


Net Sales                                         $  5,687,000    $    945,000

Costs and Expenses:
     Cost of goods sold                              5,248,000         760,000
     Selling, general and administrative
   expenses                                          1,097,000         461,000
Consultant compensation                                   --           105,000
                                                  ------------    ------------

     Total Costs and Expenses                        6,345,000       1,326,000
                                                  ------------    ------------

Operating Loss                                        (658,000)       (381,000)

Other Income (Expense):
     Interest and other income                          19,000          13,000
     Gain on sale of assets                               --           210,000
     Interest expense                                 (486,000)       (188,000)
                                                  ------------    ------------

               Total Other Income (Expense)-Net       (467,000)         35,000
                                                  ------------    ------------

Loss From Continuing Operations                     (1,125,000)       (346,000)

Income (Loss) From Discontinued Operations              42,000        (357,000)
                                                  ------------    ------------

Net Loss                                          $ (1,083,000)   $   (703,000)
                                                  ============    ============

Net Loss From Continuing Operations
 Per Common Share -
 Basic and Diluted                                $       (.07)   $      (.02)

Net Income (Loss) From Discontinued
 Operations
 Per Common Share -
     Basic and Diluted                                    --              (.03)
                                                  ------------    ------------

Net Loss Per Common Share -
     Basic and Diluted                            $       (.07)   $       (.05)
                                                  ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                              15,913,000      12,835,458
                                                  ============    ============





See accompanying notes to financial statements.



                                                            BERES INDUSTRIES, INC.
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                     ACCUMULATED                                                  TOTAL
                                    CAPITAL IN         OTHER                                       TREASURY    STOCKHOLDERS'
                     COMMON STOCK   EXCESS OF      COMPREHENSIVE   ACCUMULATED    COMMON STOCK       STOCK        EQUITY

                       PAR VALUE    PAR VALUE          INCOME        DEFICIT      RECEIVABLE        AMOUNT        DEFICIT
                       ---------    ---------          ------        -------      ----------        ------        -------

Balance
March 31, 2000        $   248,000    $ 3,445,000    $     4,000    $(2,741,000)   $  (170,000)   $      --      $   786,000

Net Loss                     --             --             --         (703,000)          --             --         (703,000)

Exchange of
Treasury Stock
for note receivable          --             --             --             --          170,000       (147,000)        23,000

Issuance of
common stock
for services               82,000         23,000           --             --             --             --          105,000

Other
 Comprehensive
 Income (Loss)               --             --           (4,000)          --             --             --           (4,000)
                      -----------    -----------    -----------    -----------    -----------    -----------    -----------

Total
 Comprehensive
 Loss

Balance,
 March 31,2001            330,000      3,468,000           --       (3,444,000)          --         (147,000)       207,000

Net Loss                     --             --             --       (1,083,000)          --             --       (1,083,000)

Retirement of
 Treasury
  Stock                   (12,000)      (135,000)          --             --             --          147,000           --
                      -----------    -----------    -----------    -----------    -----------    -----------    -----------

Total
 Comprehensive
  Loss

Balance,
 March 31,2002        $   318,000    $ 3,333,000    $      --      $(4,527,000)   $      --      $      --      $  (876,000)
                      ===========    ===========    ===========    ===========    ===========    ===========    ===========







                                  TOTAL
                              COMPREHENSIVE
                               INCOME (LOSS)
Balance
March 31, 2000

Net Loss                          (703,000)

Exchange of
Treasury Stock
for note receivable

Issuance of
common stock
for services

Other
 Comprehensive
 Income (Loss)                      (4,000)
                               -----------

Total
 Comprehensive
 Loss                             (707,000)

Balance,
 March 31,2001

Net Loss                        (1,083,000)

Retirement of
 Treasury
  Stock                               --
                               -----------

Total
 Comprehensive
  Loss                          (1,083,000)

Balance,
 March 31,2002
                               ===========





See accompanying notes to financial statements.









                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                             2002           2001
                                                             ----           ----
     Net loss                                           $(1,125,000)   $  (346,000)
     Adjustments to reconcile net loss from
     continuing operations to net cash used
       in operating activities:
       Depreciation and amortization                        466,000        101,000
       Gain on sale of equipment                               --         (210,000)
       Noncash compensation expense                            --          105,000
       Noncash interest expense on conversion of
       note receivable into treasury stock                     --           23,000
       Changes in operating assets and liabilities:
           Accounts receivable - trade                     (629,000)       148,000
           Inventories                                     (224,000)        57,000
           Prepaid expenses & other current assets          (10,000)        (1,000)
           Other assets                                      (3,000)        (4,000)
           Accounts payable and accrued expenses          1,034,000        330,000
           Customer deposits                                   --         (131,000)
                                                        -----------    -----------
               Net cash provided by(used in)
                operating activities                       (491,000)        72,000

Cash Flows From Investing Activities:
      Deposits on machinery and equipment                    64,000        (64,000)
      Proceeds from sale of equipment                          --          279,000
      Purchase of equipment                                 (76,000)      (966,000)
                                                        -----------    -----------
Proceeds from sale of equipment                             279,000           --
                                                        -----------    -----------
             Net cash used in investing activities          (12,000)      (751,000)

Cash Flows From Financing Activities:
      Principal payments on long-term debt                 (355,000)       (89,000)
      Principal payments on capital lease
       obligations                                           (3,000)       (24,000)
      Line of credit proceeds, net                          511,000           --
      Proceeds from long-term debt, net of deferred
      finance costs of $12,000 and $63,000                  302,000        937,000
                                                        -----------    -----------
             Net cash provided by financing
              activities                                    455,000        824,000
                                                        -----------    -----------
             Net cash provided by (used in)continuing
              operations                                    (48,000)       145,000

             Net cash provided by (used in)
            discontinued operations                          80,000       (353,000)
                                                        -----------    -----------

Net Increase (Decrease) In Cash And Cash
   Equivalents                                               32,000       (208,000)

Cash And Cash Equivalents, Beginning Of Year                 51,000        259,000
                                                        -----------    -----------

Cash And Cash Equivalents, End Of Year                  $    83,000    $    51,000
                                                        ===========    ===========










See accompanying notes to financial statements.


                             BERES INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                          2002      2001
                                                          ----      ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                     $  314,000   $   64,000
        Income taxes                                       --     $     --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
      Conversion of note receivable - common stock
       into treasury stock                           $     --     $  170,000
      Accrued expense incurred for deferred debt
       expense                                       $     --     $   56,000
      Acquisition of machinery and equipment
       through the incurrence of long-term debt      $  266,000   $2,559,000
      Acquisition of machinery and equipment
       through the incurrence of capital lease
       obligation                                    $     --     $   15,000
      Retirement of treasury stock                   $  147,000   $     --



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

                   BASIS OF PRESENTATION - In January 2001, the Company discontinued its finished ribbon segment. In August 2001, the Company discontinued its precision engineered molding segment. As a result, the financial statements and related footnotes have been restated to present the results of these segments as discontinued operations(See Note 3).

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

                   PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method, based upon estimated useful lives of 5 to 10 years for machinery, equipment, furniture and fixtures, 31 to 40 years for buildings and 10 years for building improvements.

                   DEFERRED FINANCE COSTS - The Company incurred costs associated with the financing of private placement funding which are recorded as other assets. The costs are being amortized on a straight line basis over the terms of the convertible note agreements which all expire in December 2004.

                   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. Accounting for the Impairment of Long-Lived Assets to be Disposed Of Statement 144 is effective for the Company beginning on January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a significant

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                   impact on the Company's financial position or results of operations.

                   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years' beginning after December 15, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

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

                   RECLASSIFICATIONS - Certain amounts previously reported in the March 31, 2001 financial statements have been reclassified to conform with the March 31, 2002 presentation.

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

                   The following tables set forth the computations of basic and diluted net loss per common share for continuing operations and discontinued operations:

                     BERES INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NET LOSS PER COMMON SHARE (CONTINUED):

                                                2002               2001
                                                ----               ----
         CONTINUING OPERATIONS:
         Numerator for basic and
          diluted net loss per
          common share for continuing
          operations                    $     (1,125,000)      $      (346,000)
                                        ================       ===============

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          continuing operations         $     15,913,000            12,835,458
                                        ================       ===============

         Basic and diluted net loss
          per common share for
          continuing operations         $           (.07)      $          (.02)
                                        ================       ===============

         DISCONTINUED OPERATIONS:
         Numerator for basic and
          diluted net loss per common
          share for discontinued
          operations                    $         42,000       $      (357,000)
                                        ================       ===============

         Denominator for basic and
          diluted net loss per common
          share - adjusted weighted
          average shares for
          discontinued operations             15,913,000            12,835,458
                                        ================       ===============

         Basic and diluted net income
          (loss) per common share for
          discontinued operations       $              -       $          (.03)
                                        ================       ===============

                   The convertible notes were outstanding during 2001 but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Therefore, basic and diluted computations are the same in both 2002 and 2001.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN:

                  The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses of $1,083,000, $703,000 and $255,000 for the years ended March
                   31, 2002, 2001 and 2000, respectively. As of March 31, 2002, the Company also had a working capital deficiency of $5,125,000. As described in Note 7, the Company is also in default on certain covenants of its loan agreements at March 31, 2002. The lenders may demand repayment of the loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Management has developed a plan to increase its cash flows by correcting production problems with its standard size pail, and reducing the workforce. Subsequent to the year end, the Company entered into an agreement to pay their two largest creditors one-half payments for five months. (See Note 14). The ability of the Company to continue as a going concern is dependent on the success of this plan. There can be no assurance that they will be successful in this regard. The financial statements do not include any adjustments that might be necessary if the Company if unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS:

                   On January 1, 2001, the Company's Board of Directors approved management's plan to dispose of the Company's finished ribbon products business to allow for expansion of the molding division. In August 2001, the Company's Board of Directors also discontinued the Company's precision engineered molding division.

                   Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the financial statements have been reclassified to reflect these discontinued segments. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these segments have been segregated in the Balance Sheet, Statements of Operations and Statements of Cash Flows. The net operating results, net assets and net cash flows of these segments have been reported as Discontinued Operations.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED):

                   Certain information with respect to the discontinued operations for 2002 and 2001 are as follows:
                                                     2002            2001
                                                     ----            ----

         Net Revenues                          $    91,000   $      718,000

         Cost of Goods Sold                        115,000          555,000

         Selling, General & Administrative              -           522,000

         Gain on Sale of Assets                     66,000            2,000
                                               -----------   --------------

         Income (Loss) from Discontinued
          Operations                           $    42,000   $     (357,000)
                                               ===========   ==============


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                   Property, plant and equipment at March 31, 2002 is summarized as follows:

        Land                                        $              50,000
        Building and building improvements                      1,719,000
        Machinery and equipment                                 4,111,000
        Automotive equipment                                       10,000
        Furniture and fixtures                                     99,000
                                                    ---------------------
                                                                5,989,000
        Less: Accumulated depreciation                          1,509,000
                                                    ---------------------
                                                    $           4,480,000
                                                    =====================

                   Assets held under capital lease obligations at March 31, 2002 are included in property, plant and equipment as follows:

       Machinery and equipment                     $ 15,000
       Less: Accumulated amortization                 2,000
                                                   --------
                                                   $ 13,000
                                                   ========

                   Depreciation and amortization of property, plant and equipment included as a charge to continuing operations amounted to $431,000 for 2002 and $81,000 for 2001.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - DEFERRED FINANCE COSTS:

                   Deferred finance costs which are included in other assets as of March 31, 2002 are summarized as follows:

                   Capitalized costs                    $          138,000

                   Less: Accumulated Amortization                   56,000
                                                        ------------------

                   Deferred Finance Costs - Net         $           82,000
                                                        ==================

                   Amortization of deferred finance costs included as a charge to operations amounted to $35,000 and $21,000 for the years ended March 31, 2002 and 2001, respectively.

NOTE 6 - LINE OF CREDIT PAYABLE:

                   In June 2001, the Company entered into a revolving line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

                   Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by accounts receivable, inventory and all other property of the Company. The outstanding balance as of March 31, 2002 is $518,000.

NOTE 7 - LONG-TERM DEBT:

                   Long-term debt at March 31, 2002 is summarized as follows:

                   Mortgage payable to bank, interest at 8.6%, due November 2006. The loan is secured by a first lien on the building and improvements and certain fixtures, machinery and systems
                   servicing the building therein.                     $ 555,000

                   Note payable to finance company, interest at 9.75%, due March
                   2006. The loan is secured by equipment.               860,000
                                                                 ---------------

                       Subtotal to next page                           1,415,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (CONTINUED):

                   Subtotal from previous page              $          1,415,000

                   Note payable to finance company, interest at 9.75%,
                   due March 2006.
                   The loan is secured by equipment.                     860,000

                   Note payable to vendor, interest at 9.2%, due
                   March 2003.
                   The loan is secured by equipment.                     153,000

                   Note payable to finance company, interest at 11%,
                   due February 2005.
                   The loan is secured by equipment.                      54,000

                   Note payable to finance company, interest at 12%,
                   due February 2005.
                   The loan is secured by equipment.                      17,000

                   Note payable to finance company, interest at 10%,
                   due November 2003.
                   The loan is secured by equipment.                     369,000

                   Note payable to Lakewood Development Corporation,
                   interest at 3.5%, due August 2011.  The loan is
                   secured by a second lien on the building and
                   improvements.                                         330,000
                                                               -----------------

                   Total long-term debt                                3,198,000

                       Less: Current maturities                        2,849,000
                                                               -----------------

                   Long-Term Debt, Less Current Maturities     $         349,000
                                                            ====================

                   Future maturities of long-term debt are as follows:

                       YEAR ENDING MARCH 31
                            2003                               $   2,849,000
                            2004                                      56,000
                            2005                                      57,000
                            2006                                      34,000
                            2007                                      35,000
                            2008 and subsequent                      167,000
                                                               -------------
                                Total                          $   3,198,000
                                                               =============

                   The Company is subject to a number of covenants under these debt agreements. Due to a default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore the otherwise long-term portion of this debt in the amount of $2,100,000 is classified as current as of March 31, 2002.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - CONVERTIBLE SUBORDINATED NOTES:

                   Convertible subordinated notes at March 31, 2002 are summarized as follows:

                   Convertible subordinated notes, interest at 9%, due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of one share of common stock for each $.40 principal amount of the note. The notes are secured by a third lien on the building and land. Of this amount,$25,000 is due to
                   related parties.                       $         1,000,000

                   Convertible subordinated notes, interest at 9%, due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of one share of common stock for each $.30 principal amount of the note. The notes are secured by a third lien on the building and
                   land.                                              230,000
                                                         --------------------

                   Total                                            1,230,000

                   Less:  Current maturities                        1,230,000
                                                         --------------------

                   Convertible Subordinated Notes - Less
                     Current Maturities                                    -
                                                         ====================

                   The Company is subject to a number of covenants under these convertible subordinated notes. Various covenants requiring a reverse stock split by December 31, 2000 and semi-annual interest payments have not been met, and therefore, the Company is in default as of March 31, 2002. Therefore, the convertible subordinated notes are classified as current as of March 31, 2002.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES:
                   The Company leases equipment under an obligation classified as a capital lease with an interest rate of 11.7%. The following is a schedule of future minimum rental payments required for the noncancellable capital lease with an initial or remaining lease term in excess of one year at March 31, 2002.

                     Years Ending
                       MARCH 31                                           AMOUNT

                           2002                           $          5,000
                           2003                                      5,000
                           2004                                      3,000
                           2005  and subsequent                       -
                                                          -------------------
                                                                    13,000
                     Less:  Amounts representing
                             interest                                2,000
                                                          ---------------------

                     Present value of future
                      minimum lease payments             $          11,000
                                                         =======================

NOTE 10 - INCOME TAXES:

                    Due to losses generated in both years, there is no provision for income taxes for the years ended March 31, 2002 and 2001.

                    Temporary differences which give rise to significant deferred income tax assets and (liabilities) at March 31, 2002 follow:

                    Deferred Income Tax Assets:

                     Allowance for Doubtful Accounts         $     18,000
                     Net Operating Loss Carryforwards            1,597,000
                     Valuation Allowance                        (1,583,000)
                                                            --------------
                                                                    32,000
                     Deferred Income Tax Liabilities:

                     Accumulated Depreciation                      (32,000)
                                                              ------------


                     Net Deferred Income Tax Asset          $           -
                                                            ==============

                     During the year ended March 31, 2002, the valuation allowance increased $444,000 due primarily to an increase in the deferred tax asset for net operating loss carryforwards.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED):

                    At March 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,600,000 that begin to expire in the year 2003, and approximately $2,200,000 for state income tax purposes, which will expire in the years 2003 thru 2009.

                    A reconciliation of the Company's expected income tax benefit at the federal statutory rate to the Company's effective tax benefit rate is as follows:

                                                            2002        2001
                                                            ----        ----

                   U.S. Federal Statutory Tax Benefit Rate   (34.0)%    (34.0)%
                   Increase in Valuation Allowance            34.0 %     34.0 %
                                                             -----      -----
                   Effective Tax Benefit Rate                   -          -
                                                                ==        ===


NOTE 11 - MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

                    Major Customers and Credit Risk Concentrations - Accounts receivable from and sales to unaffiliated customers in excess of 10% of such net sales were as follows:

                                            Accounts Receivable                            Sales for the
                                               at March 31:                               Year Ended March 31:
                                        2002                 2001                     2002                     2001
                                        ----                 ----                     ----                     ----

                     Customer A   $             -      $             -        $                  -           $         181,000
                     Customer B   $             -      $             -        $                  -           $         397,000
                     Customer C   $             -      $         12,000       $                  -           $         178,000
                     Customer D   $        258,000     $         56,000       $           3,856,000          $         114,000
                     Customer E   $        121,000     $             -        $             632,000          $              -


NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS:

                    The amounts included in the balance sheet as of March 31, 2002 for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13- SEGMENT INFORMATION:

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

                    Corporate assets consist of cash and cash equivalents, prepaid expenses, all fixed assets other than machinery and equipment and other assets. General corporate expenses, amortization of finance costs, interest expense, and interest income are classified as "corporate and other". All other assets and expenses are identifiable with specific segments.

                    Information about segments follows:

                                                         Operating
                                                          Earnings         Identifiable       Depreciation & Capital
                                      SALES             (LOSSES)            ASSETS           AMORTIZATION EXPENDITURES
2002:
Injection Molding              $       5,687,000  $         64,000       $  4,447,000          $    375,000        $      342,000
Discontinued
 Operation                                91,000            42,000                 -                     -                     -
Corporate & Other                             -         (1,189,000)         1,233,000                91,000                    -
                               -----------------  ----------------       ------------          ------------        --------------
                               $       5,778,000  $     (1,083,000)      $  5,680,000          $    466,000        $      342,000
                               =================  ================       ============          ============        ==============

2001:
Injection Molding              $         945,000     $     (45,000)      $  3,629,000          $     23,000        $    3,535,000
Discontinued
 Operation                               718,000          (357,000)            39,000                    -                     -
Corporate & Other                             -           (301,000)         1,321,000                78,000                 5,000
                               -----------------     -------------       ------------          ------------        --------------
                               $       1,663,000     $    (703,000)      $  4,989,000          $    101,000        $    3,540,000
                               =================     =============       ============          ============        ==============


NOTE 14 - SUBSEQUENT EVENTS:

                  Subsequent to March 31, 2002, two of the Company's largest secured creditors agreed to a five-month moratorium whereby the Company will make one-half payments from June thru November 2002. The remaining unpaid principal will be added to the end of the repayment period.