Form 10QSB
period 2002-06-30
BERES INDUSTRIES INC
filed 2002-08-14
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the 3 month period ended June 30, 2002.

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                           Commission File No. 0-14840

                             BERES INDUSTRIES, INC.
                             ---------------------
                 (Name of Small Business Issuer in its Charter)

           New Jersey                                  22-1661772
           ----------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             1785 Swarthmore Avenue
                           Lakewood, New Jersey 08701
                           --------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code (732) 367-5700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X         No                   (2) Yes  X          No
         -           -----                       -            ----------

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                          15,913,000 - August 13, 2002

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2002





                                                                     Page

Part I: Financial Information

Item 1:  Financial Statements (Unaudited):

           Balance Sheets as of June 30, 2002 and
            March 31, 2002                                            F-2

           Statements of Operations
            For the Three Months Ended
              June 30, 2002 and 2001                                  F-3

           Statement of Changes in Stockholders' Equity
            For the Three Months Ended June 30, 2002                  F-4

           Statements of Cash Flows
            For the Three Months Ended
              June 30, 2002 and 2001                                  F-5 to F-6

           Notes to Financial Statements                              F-7 to F-9

Item 2:  Management's Discussion and Analysis, Material
           Changes in Financial Condition and Results of Operations




                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS

               ASSETS                                             6/30/02        3/31/02
                                                                  -------        -------
Current Assets:                                                  (Unaudited)
     Cash and cash equivalents                                  $    30,000    $    83,000
     Marketable securities
     Accounts receivable, less allowance for
       doubtful accounts of $54,000                                 815,000        682,000
     Inventories:
      Raw materials                                                 166,000        121,000
      Finished goods                                                120,000        166,000
     Prepaid expenses and other current assets                       47,000         23,000
                                                                -----------    -----------
               Total Current Assets                               1,178,000      1,075,000

Property, Plant and Equipment - Net                               4,368,000      4,480,000

Other Assets                                                         57,000        125,000
                                                                -----------    -----------

               TOTAL ASSETS                                     $ 5,603,000    $ 5,680,000
                                                                ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current Liabilities:
     Line of credit payable                                     $   598,000    $   518,000
     Current maturities of long-term debt                         2,402,000      2,849,000
     Current maturities of capital lease obligations                362,000          4,000
     Current maturities of convertible subordinated
      notes                                                       1,230,000      1,230,000
     Accounts payable and accrued expenses                        1,502,000      1,599,000
                                                                -----------    -----------
               Total Current Liabilities                          6,094,000      6,200,000

Long-Term Debt, Less Current Maturities                             357,000        349,000
Capital Lease Obligations, Less Current Maturities                    6,000          7,000

Stockholders' Equity (Deficit):
     Common stock, par value $.02 per share:
      Authorized - 21,000,000 shares
      Issued - 15,913,000 shares at 6/30/02
      Outstanding - 15,913,000 shares at 6/30/02                    318,000        318,000
     Capital in excess of par value                               3,333,000      3,333,000
     Accumulated deficit                                         (4,505,000)    (4,527,000)
                                                                -----------    -----------

               Total Stockholders' Equity (Deficit)                (854,000)      (876,000)
                                                                -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY        $ 5,603,000    $ 5,680,000
                                                                ===========    ===========


See accompanying notes to financial statements.





                             BERES INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                      2002               2001
                                                      ----               ----


Net Sales                                         $  1,793,000    $    956,000

Costs and Expenses:
     Cost of goods sold                              1,496,000         992,000
     Selling, general and administrative
   expenses                                            209,000         275,000
                                                  ------------    ------------

     Total Costs and Expenses                        1,705,000       1,267,000
                                                  ------------    ------------

Operating Income (Loss)                                 88,000        (311,000)

Other Income (Expense):
     Interest and other income                          21,000            --
     Interest expense                                  (87,000)        (76,000)
                                                  ------------    ------------

               Total Other Income (Expense)-Net        (66,000)        (76,000)
                                                  ------------    ------------

Income (Loss) From Continuing Operations                22,000        (387,000)

Income from Discontinued Operations                       --             6,000
                                                  ------------    ------------

Net Income (Loss)                                 $     22,000    $   (381,000)
                                                  ============    ============

Net Income (Loss) From Continuing
 Operations
 Per Common Share - Basic and Diluted             $       .001    $       (.02)

Net Loss From Discontinued Operations
     Per Common Share - Basic and Diluted                 --              --
                                                  ------------    ------------

Net Loss Per Common Share - Basic and
     Diluted                                      $       .001    $       (.02)
                                                  ============    ============

Shares Used in Per Share Calculation:
     Basic and Diluted                              15,913,000      15,913,000
                                                  ============    ============



See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                        Capital in                    Total
                         Common Stock    Excess of    Accumulated  Stockholders'
                         ------------
                           Par Value     Par Value      Deficit       Equity

Balance
March 31, 2002           $   318,000   $ 3,333,000   $(4,527,000)   $  (876,000)

Net Income                      --            --          22,000         22,000
                         -----------   -----------   -----------    -----------


Total
 Comprehensive
 Loss                           --            --            --             --

Balance,
 June 30,2001            $   318,000   $ 3,333,000   $(4,505,000)   $  (854,000)
                         ===========   ===========   ===========    ===========


See accompanying notes to financial statements.






                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002        2001
                                                            ----        ----


     Net Income (loss)                                   $  22,000    $(387,000)
     Adjustments to reconcile net income (loss)
     from continuing operations to net cash used
     in operating activities:
       Depreciation and amortization                       114,000      102,000
       Changes in operating assets and liabilities:
           Accounts receivable - trade                    (133,000)    (358,000)
           Inventories                                       1,000     (231,000)
           Prepaid expenses & other current assets         (24,000)     (13,000)
           Other assets                                     28,000        5,000
           Accounts payable and accrued expenses           (97,000)     745,000
                                                         ---------    ---------
               Net cash used in operating activities       (89,000)    (137,000)

Cash Flows Used In Investing Activities:
      Purchase of equipment                                 (2,000)     (59,000)
      Proceeds from cash surrender value of life
       insurance policy                                     40,000         --
                                                         ---------    ---------
             Net cash provided by (used in)
             investing activities                           38,000      (59,000)

Cash Flows Used In Financing Activities:
      Principal payments on long-term debt                (109,000)    (160,000)
      Principal payments on capital lease
       obligations                                         (12,000)      (1,000)
      Proceeds from revolving line of credit,
       net of repayments                                    80,000       94,000
      Proceeds from long-term debt, net of deferred
       finance costs                                        39,000      218,000
                                                         ---------    ---------
             Net cash provided by (used in)
              financing activities                          (2,000)     151,000
                                                         ---------    ---------
             Net cash used in continuing operations        (53,000)     (45,000)

             Net cash provided by (used in)
             discontinued operations                          --          6,000
                                                         ---------    ---------

Net Decrease In Cash And Cash Equivalents                  (53,000)     (39,000)

Cash And Cash Equivalents, Beginning Of Period              83,000       51,000
                                                         ---------    ---------

Cash And Cash Equivalents, End Of Period                 $  30,000    $  12,000
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                         $  77,000    $  92,000
        Income taxes                                     $    --      $    --


See accompanying notes to financial statements.




                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                2002      2001

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
           Acquisition of machinery and equipment
               through the incurrence of long-term debt      $   --     $ 25,000

           Conversion of long-term debt for
            acquisition of machinery and equipment
            into capital lease obligation                    $369,000   $   --







See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

           The March 31, 2002 balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements and financial information presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

           Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. However, the footnotes below were added to disclose additional information for this reporting quarter. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year ended March 31, 2002.

NOTE 2 - LONG-TERM DEBT:

           Long-term debt at June 30, 2002 is summarized as follows:

           Mortgage payable to bank, interest at 8.6%, due
           November 2006. The loan is secured by a first
           lien on the building and improvements and all
           fixtures, machinery and systems servicing the
           building therein.                                           $ 531,000

           Note payable to finance company, interest at
           9.75%, due March 2006. The loan is secured by
           equipment.                                                    834,000

           Note payable to finance company, interest at
           9.75%, due March 2006. The loan is secured by
           equipment.                                                    834,000

           Note payable to vendor, interest at 10%, due
           March 2003. The loan is secured by equipment.                 130,000

           Note payable to finance company, interest at 11%,
           due February 2005. The loan is secured by
           equipment.                                                     50,000

           Note payable to finance company, interest at 12%,
           due February 2005. The loan is secured by
           equipment.                                                     16,000

           Note payable to Lakewood Development Corporation,
           interest at 3.5% due August 2011. The loan is
           secured by a second lien on the building and
           improvements.                                                 325,000

                   BERES INDUSTRIES, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)

NOTE 2 - LONG-TERM DEBT (Continued):

           Note payable to vendor, interest at 7%, due
           October 2003. The loan is secured by equipment.             39,000
                                                                   ----------

                   Total long-term debt                             2,759,000
                       Less: Current maturities                     2,402,000
                                                                   ----------
                   Long-Term Debt, Less Current Maturities         $  357,000
                                                                   ==========



           The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore the otherwise long-term portion of this debt in the amount of $1,800,000 is classified as current as of June 30, 2002.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES:

           Convertible subordinated notes at June 30, 2002 are summarized as follows:

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
                                                                  ============

           The Company is subject to a number of covenants under these convertible subordinated notes. Various covenants requiring a reverse stock split by December 31,2000 and semi annual interest payments have not been met and therefore, the Company is in default as of June 30, 2002. As a result, the convertible subordinated notes are classified as current as of June 30, 2002.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - LINE OF CREDIT PAYABLE

           In June 2001 the company entered into a revolving line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

           Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by accounts receivable, inventory and all other property of the Company. The outstanding balance as of June 30, 2002 is $598,000.

NOTE 5 - INTERIM SEGMENT INFORMATION REPORTING:

           In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis.


           Information about the Company's segments is as follows for the three months ended June 30, 2002 and 2001:

                           Three Months Ended            Three Months Ended
                              June 30, 2002                 June 30, 2001
                                       Operating                     Operating
     Segment               Sales      Income (Loss)      Sales     Income (Loss)
     -------               -----      -------------      -----     -------------
Injection Molding     $   1,793,000     $197,000      $  956,000    $ (119,000)
Discontinued
  Operations                  -            -              34,000         6,000
Corporate & Other             -         (175,000)           -         (268,000)
                      ----------------------------------------------------------
       Totals         $   1,793,000       22,000      $  990,000    $ (381,000)
                      ==========================================================



           As of the last annual report (Form 10-KSB) as of March 31, 2002, there have been no material changes in total assets during the three months ended June 30, 2002 and there have been no material changes in the basis of measurement of segment accounting during the three months ended June 30, 2002.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended June 30, 2002 increased by approximately $837,000 or 87.6% to $1,793,000 from net sales of $956,000 for the quarter ended June 30, 2001. Net sales by segment were as follows:

                                  Three Months
                                 Ended June 30,

2002                                  2001


           Injection Molding                   $1,793,000      $ 956,000
           Discontinued Operations                             $  34,000

            Total                              $1,793,000      $ 990,000


Cost of sales decreased to 83 % from 104% for the three months ended June 30, 2002 as compared to similar period of 2001. The decreases are primarily the result of improved efficiencies in the manufacturing operations.

Selling, general and administrative expenses decreased approximately $66,000 to $209,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. This decrease is primarily the result of cost cutting programs instituted by the Company.

Interest and other income increased approximately $21,000 to $21,000 for the three months ended June30, 2002 when compared to the equivalent 2001 period.

Interest expense increased approximately $11,000 to $87,000 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, where interest expense was $76,000. This increase is primarily due to the full usage of a revolving line of credit which commenced June 2001.

Net Income (loss) for the quarter-ended June 30, 2002 improved significantly over the prior year to $22,000 from a loss of ($381,000), or an increase of $403,000. This was achieved primarily through improvements in quality control, numerous cost-cutting measures, and retention of certain key employees.

PLASTIC PAIL MANUFACTURING

           In February 2001, the Company commenced operations of its plastic pail manufacturing division, which has become the primary business of Beres Industries, Inc. In February 2001, the Company began to manufacture five (5) gallon plastic pails. Its customers are local, national and international corporations in the chemical, paint, adhesive, joint compound and food industries. The Company intends to diversify operations to include other size pails at a later date.

           It was necessary for the Company to acquire new machinery to begin manufacturing pails. The following equipment was acquired by the Company through a combination of equity and debt financing: six (6) Van Dorn DeMag injection molding machines six (6) Plas/Tool molds to be used with the Van Dorn DeMag injection molding machines; a six (6) color pail printing system from Kase Equipment Corporation; a cooling system, tower and chiller pumping station from Budzar Industries, Inc.; a Cumberland, Inc. manufacturing granulator to be used in the pail making process; as well as other peripheral equipment.

           In January 2001, the Company participated in an auction of most of its old equipment. The Company raised approximately $275,000 in such auction.

           As of June 30, 2002, the Company is selling approximately 85,000 pails per week and is actively seeking new accounts.

PRIVATE PLACEMENT

           As previously disclosed in the Company's quarterly statements the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant to the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. The Company has not paid any interest as of June 30, 2002. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

           The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed May, 2001. These notes may be converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of June 30, 2002 no interest has been paid on these notes.

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

           Since completing the Private Placement offerings the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. As of June 30, 2002 the Company has financed $2,934,000 to purchase approximately $3,600,000 in new equipment.






MATERIAL CHANGES IN FINANCIAL POSITION

The Company had working capital of approximately ($4,916,000) at June 30, 2002 as compared to working capital of ($5,125,000) at March 31, 2002. At June 30, 2002, the Company had cash and cash equivalents of approximately $30,000 as compared to $$83,000 at March 31, 2002. Operations used cash of approximately $89,000.

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

PART II-OTHER INFORMATION

Item 1       Legal Proceedings:

          There have been no material changes in legal proceedings from as previously reported in the Company's 10-KSB for the fiscal year ended March 31, 2002.

Item 2       Change in Securities:

                    None
Item 3    Default Upon Senior Securities:

                    None

Item 4    Submission of Matters to a Vote of Security Holders:

                    None

Item 5    Other Information:

                    None

Item 6 Exhibits and Reports on Form 8-K:

                   Exhibit 99 - Certification pursuant to 8 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BERES INDUSTRIES, INC.
Date:    August 12, 2002                    (Registrant)



                                             /S/ JOEL SCHONFELD
                                             ------------------
                                             Joel Schonfeld,
                                             Chairman of the Board