Form 10QSB
period 2002-09-30
BERES INDUSTRIES INC
filed 2002-11-19
CIK 790710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the 3 month period ended September 30, 2002.

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

                         15,913,000 - November 13, 2002

                                 PART I- ITEM 1

                              FINANCIAL STATEMENTS

                             BERES INDUSTRIES, INC.
                                  FORM 10-QSB
                               SEPTEMBER 30, 2002


                                                                            Page
Part I: Financial Information

Item 1:  Financial Statements (Unaudited):

  Balance Sheets as of September 30, 2002 and
   March 31, 2002                                                            F-2

  Statements of Operations
   For the Three Months Ended
     September 30, 2002 and 2001                                             F-3

  Statements of Operations
    For the Six Months Ended
      September 30, 2002 and 2001                                            F-4

  Statement of Changes in Stockholders' Equity
   For the Six Months Ended September 30, 2002                               F-5

  Statements of Cash Flows
   For the Six Months Ended
     September 30, 2002 and 2001                                       F-6 to F7

  Notes to Financial Statements                                      F-8 to F-11


Item 2:  Management's Discussion and Analysis, Material
     Changes in Financial Condition and Results of Operations

                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS


ASSETS                                                 9/30/02       3/31/02
                                                     ------------  ------------
Current Assets:                                       (Unaudited)
  Cash                                               $    36,000   $    83,000
  Accounts receivable, less allowance for
    doubtful accounts of $35,000 at 9/30/02
     and $54,000 at 3/31/02                              783,000       682,000
  Inventories:
   Raw materials                                         125,000       121,000
   Finished goods                                        145,000       166,000
  Prepaid expenses and other current assets               55,000        23,000
                                                     ------------  ------------
      Total Current Assets                             1,144,000     1,075,000

Property, Plant and Equipment - Net                    4,254,000     4,480,000

Other Assets                                              56,000       125,000
                                                     ------------  ------------

    Total Assets                                     $ 5,454,000   $ 5,680,000
                                                     ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Line of credit payable                             $   545,000   $   518,000
  Current maturities of long-term debt                 2,352,000     2,849,000
  Current maturities of capital lease obligations        350,000         4,000
  Current maturities of convertible subordinated
   notes                                               1,230,000     1,230,000
  Accounts payable and accrued expenses                1,567,000     1,599,000
                                                     ------------  ------------
    Total Current Liabilities                          6,044,000     6,200,000

Long-Term Debt, Less Current Maturities                  327,000       349,000
Capital Lease Obligations, Less Current Maturities         5,000         7,000

Stockholders' Equity (Deficit):
  Common stock, par value $.02 per share:
   Authorized - 21,000,000 shares
   Issued - 15,913,000 shares
   Outstanding - 15,913,000 shares                       318,000       318,000
  Capital in excess of par value                       3,333,000     3,333,000
  Accumulated deficit                                 (4,573,000)   (4,527,000)
                                                     ------------  ------------

    Total Stockholders' Equity (Deficit)                (922,000)     (876,000)
                                                     ------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY
    (DEFICIT)                                        $ 5,454,000   $ 5,680,000
                                                     ============  ============

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                            2002          2001
                                        ------------  ------------

Net Sales                               $ 1,894,000   $ 1,648,000

Costs and Expenses:
  Cost of goods sold                      1,672,000     1,571,000
  Selling, general and administrative
   expenses                                 211,000       261,000
                                        ------------  ------------

  Total Costs and Expenses                1,883,000     1,832,000
                                        ------------  ------------

Operating Income (Loss)                      11,000      (184,000)

Other Income (Expense):
  Interest and other income                  37,000         4,000
  Interest expense                         (116,000)     (105,000)
                                        ------------  ------------

    Total Other Income (Expense)-Net        (79,000)     (101,000)
                                        ------------  ------------

Loss From Continuing Operations             (68,000)     (285,000)

Income From Discontinued Operations               -        36,000
                                        ------------  ------------

Net Loss                                $   (68,000)  $  (249,000)
                                        ============  ============

Net Loss from Continuing
 Operations Per Common Share -
  Basic and Diluted                     $     (.004)  $      (.02)
Net Income From Discontinued
  Operations Per Common Share - Basic
   And Diluted                                    -             -
                                        ------------  ------------


Net Loss Per Common Share -
  Basic and Diluted                     $     (.004)  $      (.02)
                                        ============  ============

Shares Used in Per Share Calculation:
  Basic and Diluted                      15,913,000    15,913,000
                                        ============  ============

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                              2002          2001
                                          ------------  ------------

Net Sales                                 $ 3,687,000   $ 2,604,000

Costs and Expenses:
  Cost of goods sold                        3,168,000     2,563,000
  Selling, general and administrative
   Expenses                                   420,000       536,000
                                          ------------  ------------

  Total Costs and Expenses                  3,588,000     3,099,000
                                          ------------  ------------

Operating Income (Loss)                        99,000      (495,000)

Other Income (Expense):
  Interest and other income                    58,000         4,000
  Interest expense                           (203,000)     (181,000)
                                          ------------  ------------

    Total Other Income (Expense)-Net         (145,000)     (177,000)
                                          ------------  ------------

Loss From Continuing Operations               (46,000)     (672,000)

Income from Discontinued Operations                 -        42,000
                                          ------------  ------------

Net Loss                                  $   (46,000)  $  (630,000)
                                          ============  ============

Net Loss From Continuing Operations
  Per Common Share - Basic and Diluted    $     (.002)  $      (.04)

Net Income From Discontinued Operations
  Per Common Share - Basic and Diluted              -             -
                                          ------------  ------------

Net Loss Per Common Share - Basic and
  Diluted                                 $     (.002)  $      (.04)
                                          ============  ============

Shares Used in Per Share Calculation:
  Basic and Diluted                        15,913,000    15,913,000
                                          ============  ============

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(UNAUDITED)
                   FOR THE SIX MONTHS ENDED SEPEMBER 30, 2002

                    Common Stock   Capital In                        Total
                    -------------  Excess of    Accumulated    Stockholders'
                      Par Value    Par Value      Deficit         Equity
                    -------------  ----------  -------------  ---------------
Balance
March 31, 2002      $     318,000  $3,333,000  $ (4,527,000)  $     (876,000)

Net (Loss)                      -           -       (46,000)         (46,000)
                    -------------  ----------  -------------  ---------------


Balance,
September 30,2002   $     318,000  $3,333,000  $ (4,573,000)  $     (922,000)
                    =============  ==========  =============  ===============

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                          2002        2001
                                                       ----------  ----------
  Loss from continuing operations                      $ (46,000)  $(672,000)
  Adjustments to reconcile loss from
  continuing operations to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                          235,000     215,000
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (101,000)   (667,000)
    Inventories                                           17,000    (257,000)
    Prepaid expenses & other current assets              (32,000)    (25,000)
    Other assets                                          22,000           -
    Accounts payable and accrued expenses                (32,000)    917,000
                                                       ----------  ----------
        Net cash used in operating activities of
        continuing operations                             63,000    (489,000)

Cash Flows Used In Investing Activities:
  Deposits on machinery and equipment                          -    (252,000)
  Purchase of equipment                                   (2,000)    (79,000)
  Proceeds from cash surrender value of
    life insurance policy                                 40,000           -
                                                       ----------  ----------
        Net cash provided by (used in)
        investing activities ofcontinuing
        operations                                        38,000    (331,000)

Cash Flows Used In Financing Activities:
  Principal payments on long-term debt                  (249,000)   (270,000)
  Principal payments on capital lease
   obligations                                           (25,000)     (1,000)
  Proceeds from revolving line of credit,
   net of repayments                                      27,000     450,000
  Proceeds from long-term debt, net of
    deferred finance costs                                99,000     564,000
                                                       ----------  ----------
        Net cash provided by (used in)
        financing activities
        of continuing operations                        (148,000)    743,000
                                                       ----------  ----------

        Net cash used in continuing operations           (47,000)    (77,000)

        Net cash provided by discontinued operations           -      47,000
                                                       ----------  ----------

Net Decrease in Cash                                     (47,000)    (30,000)
Cash, Beginning Of Period                                 83,000      51,000
                                                       ----------  ----------

Cash, End Of Period                                    $  36,000   $  21,000
                                                       ==========  ==========

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                     2002      2001
                                                   --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                       $178,000  $153,000
    Income taxes                                   $      -  $      -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:                        $      -  $      -
    Acquisition of machinery and equipment
      through the incurrence of long-term debt     $      -  $ 25,000
    Retirement of treasury stock                   $      -  $147,000

    Conversion of long-term debt for acquisition
     of machinery and equipment into capital
      lease obligation                             $369,000  $      -

See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION:
------------------------------------

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
----------------------------

     Long-term  debt  at  September  30,  2002  is  summarized  as  follows:

     Mortgage payable to bank, interest at 8.6%,
     due November 2006.  The loan is secured
     by a first lien on the building and
     improvements and all fixtures, machinery
     and systems servicing the building therein.         $  507,000

     Note payable to finance company, interest
     at 9.75%, due March 2006.  The loan is secured
     by equipment.                                          795,000

     Note payable to finance company, interest at
     9.75%, due March 2006.  The loan is secured by
     equipment.                                             795,000

     Note payable to vendor, interest at 10.0%,
     due March 2003.  The loan is secured by equipment.     103,000

     Note payable to finance company, interest at
     11%, due February 2005.  The loan is secured by
     equipment.                                              48,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT(CONTINUED):
----------------------------------

     Note payable to finance company, interest
     at 12%, due February 2005.  The loan is
     secured by equipment.                                   15,000

     Note payable to vendor, interest at 7%,
     Due October 2003.  The loan is secured by
     equipment.                                              98,000

     Note payable to Lakewood Development
     Corporation, interest at 3.5%, due August
                                                              2011.
The loan is secured by a second lien
on the building and improvements.                           318,000
                                                         ----------

       Total long-term debt                               2,679,000

     Less: Current maturities                             2,352,000
                                                         ----------

     Long-Term Debt, Less Current Maturities             $  327,000
                                                         ==========

     The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore, the long-term portion of this debt in the amount of $2,298,000 is classified as current as of September 30, 2002.


NOTE  3  -  CONVERTIBLE  SUBORDINATED  NOTES:
---------------------------------------------

     Convertible subordinated notes at September 30, 2002 are summarized as follows:

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

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  CONVERTIBLE  SUBORDINATED  NOTES  (CONTINUED):
----------------------------------------------------------

     Convertible subordinated notes, interest
     at 9% due December 2004. Interest is payable
     semi-annually on June 30 and December 31.
     The notes are convertible anytime at a rate of
     one share of common stock for each $.30
     principal amount of the note. The notes are
     secured by a second mortgage on the
     building and land.                                  $  230,000
                                                         ----------

     Total                                                1,230,000

     Less:  Current  maturities                           1,230,000
                                                         ----------

     Convertible  Subordinated  Notes  -  Less
       Current  Maturities                               $        -
                                                         ==========


     The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants required a reverse stock split by December 31, 2000. This did not occur, and therefore, the Company is in technical default as of September 30, 2002. Therefore, the convertible subordinated notes are classified as current as of September 30, 2002.

NOTE  4  -  LINE  OF  CREDIT  PAYABLE
-------------------------------------
     In June 2001 the company entered into a revolving line of credit agreement for borrowings not to exceed the lesser of $1,500,000 or an amount equal to eighty percent of accounts receivable plus the lesser of $250,000 or the lesser of fifty percent of inventory or eighty percent of the appraised liquidation or auction sale value of inventory.

     Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by all assets of the Company. The outstanding balance as of September 30, 2002 is $545,000.

NOTE  5  -  INTERIM  SEGMENT  INFORMATION  REPORTING:
-----------------------------------------------------
     In 1997,the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which has been adopted by the Company. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments on an interim basis.

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  SEGMENT  INFORMATION  REPORTING  (CONTINUED):
---------------------------------------------------------
     Information about the Company's segments is as follows for the three months ended September 30, 2002 and 2001 and for the six months ended September 30, 2002 and 2001 follows:

                       Three  Months  Ended       Three  Months  Ended
                       September  30,  2002      September  30,  2001
                                Operating                   Operating
     Segment         Sales     Income (Loss)     Sales     Income (Loss)
-----------------  ----------  --------------  ----------  --------------

Injection Molding  $1,894,000  $     122,000   $1,648,000        (13,000)
Discontinued
 Operations                 -              -       57,000         36,000
Corporate & Other           -       (192,000)           -       (272,000)
                   ----------  --------------  ----------  --------------
  Totals           $1,894,000  $     (68,000)  $1,705,000  $    (249,000)
                   ==========  ==============  ==========  ==============


                       Six Months Ended           Six Months Ended
                       September  30,  2002      September  30,  2001
                                Operating                   Operating
     Segment         Sales     Income (Loss)     Sales     Income (Loss)
-----------------  ----------  --------------  ----------  --------------

Injection Molding  $3,687,000  $     320,000   $2,604,000       (132,000)
Discontinued
 Operations                 -              -       91,000         42,000
Corporate & Other           -       (366,000)           -       (540,000)
                   ----------  --------------  ----------  --------------
  Totals           $3,687,000  $      46,000   $2,695,000  $    (630,000)
                   ==========  ==============  ==========  ==============


     As of the last annual report (Form 10-KSB) as of March 31, 2002, there have been no material changes in total assets during the three months ended September 30, 2002 and there have been no material changes in the basis of measurement of segment accounting during the three months ended September 30, 2002.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended September 30, 2002 increased by approximately $246,000 or 14.9% to $1,894,000 from net sales of $1,648,000 for the quarter ended September 30, 2001. Net sales by segment were as follows:


                              Three Months             Six Months
                           Ended September 30,     Ended September 30,

                            2002        2001        2002        2001

Injection Molding        $1,894,000  $1,648,000  $3,687,000  $2,604,000
Discontinued Operations       -----  $   57,000        ----  $   91,000

Total                    $1,894,000  $1,705,000  $3,687,000  $2,695,000


Cost of sales decreased to 88 % from 95% for the three months ended September 30, 2002 as compared to similar period of 2001. For the six months ended September 30, 2002 as compared to September 30, 2001, cost of sales decreased to 86% from 98%. The decreases are primarily the result of improved efficiencies in the manufacturing operations.

Selling, general and administrative expenses decreased approximately $50,000 to $211,000 for the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 and decreased $116,000 for the six month period ending September 30, 2002 compared to September 30, 2001. This decrease is primarily the result of cost cutting programs instituted by the Company.

Interest and other income increased approximately $33,000 to $37,000 for the three months ended September 30, 2002 when compared to the equivalent 2001 period. Interest and other income increased approximately $54,000 for the six months ended September 30, 2002 when compared to the equivalent 2001 period.

Interest expense increased approximately $11,000 to $116,000 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, where interest expense was $105,000. Interest expense increased approximately $22,000 for the six months ended September 30, 2002 as compared to September 30, 2001. These increases are primarily due to the full usage of a revolving line of credit.

Net Income (loss) for the quarter ended September 30, 2002 improved significantly over the prior year to $(68,000) from a loss of ($249,000), or an increase of $181,000. Net (loss) for the six months ended September 30, 2002 was ($46,000) as compared to ($630,000) for the equivalent period in 2001, a decreased loss of $584,000. This was achieved primarily through improvements in quality control, numerous cost-cutting measures, and retention of certain key employees.


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

As of September 30, 2002, the Company is selling approximately 85,000 pails per week and is actively seeking new accounts.

PRIVATE PLACEMENT

     As previously disclosed in the Company's quarterly statements the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant tot the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. As of September 30, 2002, the Company has made a single interest payment of $4,613. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000. The Company has not, however, received any notice of acceleration from the holders. The Company raised the maximum and closed the offering in March 2001. The purpose of the private placement was to raise funds to enable the Company to commence its plastic pail manufacturing operations. The Notes are convertible into one (1) share of the Registrant s post reverse split common stock, for each $.40 of the principal amount of the Notes tendered for conversion.

     The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed May, 2001. These notes may be converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of September 30, 2002 no interest has been paid on these notes.

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

     Since completing the minimum amount of the Private Placement, the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. As of September 30, 2002, the Company financed $2,934,000 to purchase approximately $3,000,000 in new equipment.


MATERIAL CHANGES IN FINANCIAL POSITION

     The Company had working capital of approximately ($4,900,000) at September 30, 2002 as compared to working capital of ($5,125,000) at March 31, 2002. At September 30, 2002, the Company had cash and cash equivalents of approximately $36,000 as compared to $83,000 at March 31, 2002.

     Management intends to make every effort to improve operating cash flows including whatever cost cutting measures are necessary until higher sales levels can be attained. Scheduled debt re-payments are expected to be met by cash flow.

     The Company has defaulted on the notes issued in its private placement, although no noteholders have called their notes. As a result of such default, the $1,230,000 in notes is reported as current debt. To date, $4,613 of interest has been paid on the notes.

     In May, 2002, Beres received a moratorium of monthly payments from [3] of its creditors. Beres has paid only interest on the payments, and no principal, for the [three/six] months ended September 30, 2002. Full payments are set to resume in November 2002.

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

     PART I, Item 3

     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, under the supervision and with participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on the evaluation, our chief executive officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II-OTHER INFORMATION

Item 1     Legal Proceedings:

          In November 2002, Beres was served with a summons and complaint for nonpayment from one of its vendors. This action is currently pending.

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


                                          BERES INDUSTRIES, INC.
Date:    November 12, 2002                (Registrant)


                                          --------------------------------------
                                          Joel Schonfeld,
                                          Chairman of the Board

                                                            CERTIFICATIONS
--------------------------------------------------------------------------


             I, Joel Schonfeld, Chief Financial Officer of Beres Industries, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Beres Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other facts that could significantly affect internal subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Joel Schonfeld
------------------
Chief Financial Officer
Beres Industries, Inc.