Form 10QSB
period 2002-12-31
BERES INDUSTRIES INC
filed 2003-02-19
CIK 790710

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the 3 month period ended December 31, 2002.

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

(1) Yes  X     No          (2) Yes  X          No
        --         --               ---           ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         15,913,000 - February 14, 2003

                                 PART I- ITEM 1

                              FINANCIAL STATEMENTS

                             BERES INDUSTRIES, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2002





                                                                            Page
                                                                            ----
Part I: Financial Information

Item 1:  Financial Statements (Unaudited):

         Balance Sheets as of December 31, 2002 and
          March 31, 2002                                                     F-2

         Statements of Operations
          For the Three Months Ended
            December 31, 2002 and 2001                                       F-3

         Statements of Operations
           For the Nine Months Ended
             December 31, 2002 and 2001                                      F-4

         Statement of Changes in Stockholders' Equity
          For the Nine Months Ended December 31, 2002                        F-5

         Statements of Cash Flows
          For the Nine Months Ended
            December 31, 2002 and 2001                                 F-6 to F7

         Notes to Financial Statements                               F-8 to F-11

Item 2:  Management's Discussion and Analysis, Material
         Changes in Financial Condition and Results of Operations

                             BERES INDUSTRIES, INC.
                                 BALANCE SHEETS


             ASSETS                                                12/31/02           3/31/02
                                                                   --------           -------
Current Assets:                                                   (Unaudited)
    Cash                                                         $    18,000       $    83,000
    Accounts receivable, less allowance for
      doubtful accounts of $36,000 at 12/31/02
       and $54,000 at 3/31/02                                        692,000           682,000
    Inventories:
     Raw materials                                                   109,000           121,000
     Finished goods                                                  183,000           166,000
    Prepaid expenses and other current assets                         10,000            23,000
                                                                 -----------       -----------
             Total Current Assets                                  1,012,000         1,075,000

Property, Plant and Equipment - Net                                4,140,000         4,480,000

Other Assets                                                          50,000           125,000
                                                                 -----------       -----------
             Total Assets                                        $ 5,202,000       $ 5,680,000
                                                                 ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Line of credit payable                                       $   467,000       $   518,000
    Current maturities of long-term debt                           2,371,000         2,849,000
    Current maturities of capital lease obligations                  361,000             4,000
    Current maturities of convertible subordinated
     notes                                                         1,230,000         1,230,000
    Accounts payable and accrued expenses                          1,468,000         1,599,000
                                                                 -----------       -----------
             Total Current Liabilities                             5,897,000         6,200,000

Long-Term Debt, Less Current Maturities                              318,000           349,000
Capital Lease Obligations, Less Current Maturities                     4,000             7,000

Stockholders' Equity (Deficit):
    Common stock, par value $.02 per share:
     Authorized - 21,000,000 shares
     Issued - 15,913,000 shares
     Outstanding - 15,913,000 shares                                 318,000           318,000
    Capital in excess of par value                                 3,333,000         3,333,000
    Accumulated deficit                                           (4,668,000)       (4,527,000)
                                                                 -----------       -----------
             Total Stockholders' Equity (Deficit)                 (1,017,000)         (876,000)
                                                                 -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY
             (DEFICIT)                                           $ 5,202,000       $ 5,680,000
                                                                 ===========       ===========


See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                        2002               2001
                                                        ----               ----


Net Sales                                          $  1,610,000       $  1,474,000

Costs and Expenses:
    Cost of goods sold                                1,424,000          1,310,000
    Selling, general and administrative
     expenses                                           193,000            248,000
                                                   ------------       ------------
    Total Costs and Expenses                          1,617,000          1,558,000
                                                   ------------       ------------

Operating Income (Loss)                                  (7,000)           (84,000)
Other Income (Expense):
    Interest and other income                            10,000                 --
    Interest expense                                    (98,000)          (132,000)
                                                   ------------       ------------
             Total Other Income (Expense)-Net           (88,000)          (132,000)
                                                   ------------       ------------

Loss From Continuing Operations                         (95,000)          (216,000)

Income From Discontinued Operations                          --              1,000
                                                   ------------       ------------

Net Loss                                           $    (95,000)      $   (215,000)
                                                   ============       ============
Net Loss from Continuing
 Operations Per Common Share -
    Basic and Diluted                              $      (.006)      $       (.01)
Net Income From Discontinued
    Operations Per Common Share - Basic
     And Diluted                                             --                 --
                                                   ------------       ------------

Net Loss Per Common Share -
    Basic and Diluted                              $      (.006)      $       (.01)
                                                   ============       ============

Shares Used in Per Share Calculation:
    Basic and Diluted                                15,913,000         15,913,000
                                                   ============       ============


See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                           2002               2001
                                                   ------------       ------------
Net Sales                                          $  5,297,000       $  4,010,000

Costs and Expenses:
    Cost of goods sold                                4,592,000          3,791,000
    Selling, general and administrative
     Expenses                                           613,000            763,000
                                                   ------------       ------------
    Total Costs and Expenses                          5,205,000          4,554,000
                                                   ------------       ------------

Operating Income (Loss)                                  92,000           (544,000)

Other Income (Expense):
    Interest and other income                            68,000                 --
    Interest expense                                   (301,000)          (325,000)
                                                   ------------       ------------
             Total Other Income (Expense)-Net          (233,000)          (325,000)
                                                   ------------       ------------
Loss From Continuing Operations                        (141,000)          (869,000)

Income from Discontinued Operations                          --             24,000
                                                   ------------       ------------
Net Loss                                           $   (141,000)      $   (845,000)
                                                   ============       ============
Net Loss From Continuing Operations
    Per Common Share - Basic and Diluted           $       (.01)      $       (.05)

Net Income From Discontinued Operations
    Per Common Share - Basic and Diluted                     --                 --
                                                   ------------       ------------

Net Loss Per Common Share - Basic and
    Diluted                                        $       (.01)      $       (.05)
                                                   ============       ============
Shares Used in Per Share Calculation:
    Basic and Diluted                                15,913,000         15,913,000
                                                   ============       ============


See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(UNAUDITED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002



                                                    Capital In                                        Total
                            Common Stock            Excess of              Accumulated             Stockholders'
                              Par Value             Par Value                Deficit                 Equity
                              ---------             ---------                -------                 ------
Balance
March 31, 2002              $   318,000            $ 3,333,000            $(4,527,000)            $  (876,000)

Net (Loss)                           --                     --               (141,000)               (141,000)
                            -----------            -----------            -----------             -----------
Balance,
December 31,2002            $   318,000            $ 3,333,000            $(4,668,000)            $(1,017,000)
                            ===========            ===========            ===========             ===========



See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                                          2002                  2001
                                                                     ---------             ---------
    Loss from continuing operations                                  $(141,000)            $(869,000)
    Adjustments to reconcile loss from
    continuing operations to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                    355,000               343,000
      Changes in operating assets and liabilities:
         Accounts receivable - trade                                   (10,000)             (567,000)
         Inventories                                                    (5,000)             (150,000)
         Prepaid expenses and other current assets                      13,000                (7,000)
         Other assets                                                   22,000                 5,000
         Accounts payable and accrued expenses                        (131,000)              867,000
                                                                     ---------             ---------
             Net cash provided by (used in)
             operating activities of continuing
             operations                                                103,000              (378,000)

Cash Flows Used In Investing Activities:
     Deposits on machinery and equipment                                    --              (252,000)
     Purchase of equipment                                              (2,000)              (76,000)
     Proceeds from cash surrender value of
       life insurance policy                                            40,000                    --
                                                                     ---------             ---------
             Net cash provided by (used in)
             investing activities of continuing
             operations                                                 38,000              (328,000)

Cash Flows Used In Financing Activities:
     Principal payments on long-term debt                             (239,000)             (322,000)
     Principal payments on capital lease
      obligations                                                      (15,000)               (1,000)
     Proceeds from revolving line of credit,
      net of repayments                                                (51,000)              426,000
     Proceeds from long-term debt, net of
       deferred finance costs                                           99,000               569,000
                                                                     ---------             ---------
             Net cash provided by (used in)
             financing activities
             of continuing operations                                 (206,000)              672,000
                                                                     ---------             ---------

             Net cash used in continuing operations                    (65,000)              (34,000)

             Net cash provided by discontinued operations                   --                29,000
                                                                     ---------             ---------
Net Decrease in Cash                                                   (65,000)               (5,000)
Cash, Beginning Of Period                                               83,000                51,000
                                                                     ---------             ---------

Cash, End Of Period                                                  $  18,000             $  46,000
                                                                     =========             =========


See accompanying notes to financial statements.

                             BERES INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                                   2002                2001
                                                               --------            --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                $223,000            $215,000
       Income taxes                                            $     --            $     --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:                                 $     --            $     --
         Acquisition of machinery and equipment
           through the incurrence of long-term debt            $     --            $ 25,000
         Retirement of treasury stock                          $     --            $147,000

         Conversion of long-term debt to capital
           lease obligation                                    $369,000            $     --


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

Note 2 - Long-Term Debt:
------------------------

        Long-term debt at December 31, 2002 is summarized as follows:

        Mortgage payable to bank, interest at 8.6%, due November 2006.
        The loan is secured by a first lien on the building and
        improvements and all fixtures, machinery
        and systems servicing the building therein.                 $  519,000

        Note payable to finance company, interest
        at 9.75%, due March 2006.  The loan is secured
        by equipment.                                                  795,000

        Note payable to finance company, interest at
        9.75%, due March 2006.  The loan is secured by
        equipment.                                                     801,000

        Note payable to vendor, interest at 10.0%,
        due March 2003.  The loan is secured by equipment.             103,000

        Note payable to finance company, interest at
        11%, due February 2005.  The loan is secured by
        equipment.                                                      46,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Long-Term Debt(Continued):
-----------------------------------

      Note payable to finance company, interest at 12%, due February
      2005. The loan is secured by equipment.                          14,000

      Note payable to vendor, interest at 7%,
      Due October 2003. The loan is secured by equipment. 98,000

      Note payable to Lakewood Development
      Corporation, interest at 3.5%, due August
      2011. The loan is secured by a second lien
      on the building and improvements.                               313,000
                                                              ---------------

          Total long-term debt                                      2,689,000

      Less: Current maturities                                      2,371,000
                                                              ---------------

      Long-Term Debt, Less Current Maturities                 $       318,000
                                                              ===============

      The Company is subject to a number of covenants under these debt agreements. Due to a technical default associated with the covenant for the convertible subordinated notes, the mortgage covenants and covenants of certain other debt were not met. Therefore, the long-term portion of this debt in the amount of $2,316,000 is classified as current as of December 31, 2002.



Note 3 - Convertible Subordinated Notes:
----------------------------------------

      Convertible subordinated notes at December 31, 2002 are summarized as follows:

      Convertible subordinated notes, interest at 9% due December 2004. Interest is payable semi-annually on June 30 and December 31. The notes are convertible anytime at a rate of One share of common stock for each $.40 principal amount of the note. The notes are secured by a second mortgage on the building and land. Of this amount, $25,000 is due to related parties. $ 1,000,000

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Convertible Subordinated Notes (Continued):
----------------------------------------------------

       Convertible subordinated notes, interest at 9% due December
       2004. Interest is payable semi-annually on June 30 and December
       31. The notes are convertible anytime at a rate of one share of common stock for each $.30 principal amount of the note. The notes are secured by a second mortgage on the
       building and land.                                     $          230,000
                                                              ------------------

       Total                                                           1,230,000

       Less:  Current maturities                                       1,230,000
                                                              ------------------

       Convertible Subordinated Notes - Less
           Current Maturities                                 $               -
                                                              ==================


      The Company is subject to a number of covenants under these convertible subordinated notes. One of the covenants required a reverse stock split by December 31, 2000. This did not occur, and therefore, the Company is in technical default as of December 31, 2002. Therefore, the convertible subordinated notes are classified as current as of December 31, 2002.

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

      Interest is due monthly at .25% above prime rate of interest, due April 30, 2004. The line is secured by all assets of the Company. The outstanding balance as of December 31, 2002 is $467,000.

Note 5 - Interim Segment Information Reporting:
-----------------------------------------------

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

                             BERES INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Segment Information Reporting (Continued):
                Information about the Company's segments is as follows for the three months ended December 31, 2002 and 2001 and for the nine months ended December 31, 2002 and 2001 follows:

                                      Three Months Ended                               Three Months Ended
                                       December 31, 2002                                December 31, 2001
                                                        Operating                                        Operating
     Segment                         Sales             Income (Loss)              Sales                Income (Loss)
     -------                         -----             -------------              -----                -------------
Injection Molding                 $1,610,000            $  113,000             $1,474,000               (84,000)
Discontinued
 Operations                               --                    --                     --                 1,000
Corporate & Other                         --              (208,000)                    --              (132,000)
                                  ----------            ----------             ----------            ----------
                Totals            $1,610,000            $  (95,000)            $1,474,000            $ (215,000)
                                  ==========            ==========             ==========            ==========


                                         Nine Months Ended                           Nine Months Ended
                                         December 31, 2002                           December 31, 2001
                                                          Operating                                   Operating
     Segment                         Sales              Income (Loss)            Sales              Income (Loss)
     -------                         -----              -------------            -----              -------------
Injection Molding                 $5,297,000            $  433,000             $4,010,000              (544,000)
Discontinued
 Operations                               --                    --                 91,000                24,000
Corporate & Other                         --              (574,000)                    --              (325,000)
                                  ----------            ----------             ----------            ----------
                Totals            $5,297,000            $ (141,000)            $4,101,000            $ (845,000)
                                  ==========            ==========             ==========            ==========


      As of the last annual report (Form 10-KSB) as of March 31, 2002, there have been no material changes in total assets during the three months ended December 31, 2002 and there have been no material changes in the basis of measurement of segment accounting during the three months ended December 31, 2002.

Note 6 - New Accounting Standard:
---------------------------------

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have an impact on the Company's historical financial position or results of operations.

Note 7 - Subsequent Event:
--------------------------

      In January 2003, one of the Company's largest secured creditors removed two pieces of machinery in exchange for an estimated principal reduction of approximately $600,000. As of the date of this financial statement, the final amount of debt reduction is being negotiated.

                                PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales for the three months ended December 31, 2002 increased by approximately $136,000 or 9% to $1,610,000 from net sales of $1,474,000 for the quarter ended December 31, 2002. Net sales by segment were as follows:

                                    Three Months                     Six Months
                                 Ended December 31,              Ended December 31,

                                 2002          2001             2002         2001
Injection Molding             $1,610,000     $1,474,000     $5,297,000     $4,010,000
Discontinued Operations       ---------     -----------      ---------     $   91,000

Total                         $1,610,000     $1,474,000     $5,297,000     $4,101,000

Cost of sales increased to 88.4 % from 88.9% for the three months ended December 31, 2002 as compared to similar period of 2001. For the six months ended December 31, 2002 as compared to December 31, 2001, cost of sales increased to 86.7% from 94.5%. The increases are primarily the result of the increased cost of raw materials.

Selling, general and administrative expenses decreased approximately $55,000 to $193,000 for the three month period ended December 31, 2002 as compared to the three month period ended December 31, 2001 and decreased $150,000 for the nine month period ending December 31, 2002 compared to December 31, 2001. This decrease is primarily the result of cost cutting programs instituted by the Company.

Interest and other income increased approximately $10,000 to $10,000 for the three months ended December 31, 2002 when compared to the equivalent 2001 period. Interest and other income increased approximately $68,000 for the nine months ended December 31, 2002 when compared to the equivalent 2001 period. This increase is primarily the result of the sale of scrap materials and a bankruptcy settlement.

Interest expense decreased approximately $34,000 to $98,000 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, where interest expense was $132,000. Interest expense decreased approximately $24,000 for the nine months ended December 31, 2002 as compared to December 31, 2001. These decreases are primarily due to the repayment of debt.

Net Income (loss) for the quarter ended December 31, 2002 improved significantly over the prior year to $(95,000) from a loss of ($215,000), or an increase of $120,000. Net (loss) for the nine months ended December 31, 2002 was ($141,000) as compared to ($845,000) for the equivalent period in 2001, a decreased loss of $704,000. This was achieved primarily through improvements in quality control, numerous cost-cutting measures, and retention of certain key employees.


PLASTIC PAIL MANUFACTURING

     In February 2002, the Company commenced operations of its plastic pail manufacturing division, which has become the primary business of Beres Industries, Inc. In February 2002, the Company began to manufacture five (5) gallon plastic pails. Its customers are local, national and international corporations in the chemical, paint, adhesive, joint compound and food industries. The Company intends to diversify operations to include other size pails at a later date.

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

     In January 2002, the Company participated in an auction of most of its old equipment. The Company raised approximately $275,000 in such auction.

     As of December 31, 2002, the Company is selling approximately 85,000 pails per week and is actively seeking new accounts.

PRIVATE PLACEMENT

     As previously disclosed in the Company's quarterly statements the Company entered into a Stock Purchase Agreement with Beres Acquisition Partnership, a New York general partnership (BAP). Pursuant to such stock purchase agreement, the Company engaged in a private placement offering of $1,000,000 of 9% convertible subordinated promissory notes. Pursuant tot the terms of the Notes issued in the private placement, interest is to accrue at a rate of nine (9%) percent per annum, payable on a semi-annual basis. As of December 31, 2002, the Company has made a single interest payment of $4,613. The Company has not received any notice of default from the holders, which declaration of default would require fifteen days written notice to the Company. The Notes further provide that if the shareholder approval required to authorize the issuance of the additional shares necessary for conversion of the Notes is not obtained by December 31, 2000, the holders may, upon thirty days written notice to the Company, accelerate maturity of the notes. Although the Company is presently working on completion of the proxy statement for this approval, and anticipates filing the proxy statement shortly, the Company did not receive the requisite shareholder approval by December 31, 2000.

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

The Company engaged in a subsequent private placement in which it raised $230,000 in convertible notes. This offering closed May 2001. These notes may be converted into shares of Beres common stock at $.30 per share. These notes accrue interest at a rate of 9% per annum. As of December 31, 2002 no interest has been paid on these notes.

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

     Since completing the minimum amount of the Private Placement, the Company has placed deposits for equipment and molds and has obtained financing to enable it to purchase the equipment necessary to allow it to manufacture plastic pails. As of December 31, 2002, the Company financed $2,934,000 to purchase approximately $3,000,000 in new equipment.



MATERIAL CHANGES IN FINANCIAL POSITION

     The Company had working capital of approximately ($4,885,000) at December 31, 2002 as compared to working capital of ($5,125,000) at March 31, 2002. At December 31, 2002, the Company had cash and cash equivalents of approximately $18,000 as compared to $83,000 at March 31, 2002.

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

     In May 2002, Beres received a moratorium of monthly payments from 3 of its creditors. Beres paid only interest on the payments, and no principal until October 2002. Full payments resumed in November 2002.

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

                    None

Item 5    Other Information:

                    None

Item 6    Exhibits and Reports on Form 8-K:

                  Exhibit 99 - Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BERES  INDUSTRIES,  INC.
Date:    February 18, 2003          (Registrant)


                                    /s/ Joel Schonfeld
                                   --------------------------------
                                   Joel  Schonfeld,
                                   Chairman  of  the  Board